Form 10-Q
period 2008-09-30
LEAF Equipment Finance Fund 4, L.P.
filed 2008-11-14
CIK 1426850

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-149881
LEAF EQUIPMENT FINANCE FUND 4, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1552209

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
110 South Poplar Street, Suite 101, Wilmington Delaware 19801
(Address of principal executive offices)
(800) 819-5556
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes      ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No

LEAF EQUIPMENT FINANCE FUND 4, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEAF EQUIPMENT FINANCE FUND 4, L.P.
BALANCE SHEET
(in thousands)

September 30,
2008
(unaudited)
ASSETS
Cash	$1,347
Restricted cash	14
Investment in direct financing leases and notes, net	11,136
Investment in operating leases	407

$12,904

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$489
Due to related party	920
Security deposits	399

Total liabilities	1,808
Partners’ Capital
General partner	1
Limited partners	11,095

Total partners’ capital	11,096

$12,904

The accompanying notes are an integral part of this financial statement

LEAF EQUIPMENT FINANCE FUND 4, L.P.
STATEMENTS OF OPERATIONS
(in thousands, except unit data)
(unaudited)

	Three	January 25, 2008
	Months	(Date of Formation)
	Ended	to September 30,
	September 30, 2008	2008
Revenue
Interest on equipment financings	$3	$3

Expenses:
General and administrative expenses	1	1

Net income	$2	$2

Weighted average number of limited partner units outstanding during the period**	103,188	n/m

Net income per weighted average limited partner unit	0.02	n/m

*	Commencement of operations was September 16, 2008.

**	For the period September 16, 2008 (commencement of operations) through September 30, 2008.
The accompanying notes are an integral part of these financial statements

LEAF EQUIPMENT FINANCE FUND 4, L.P.
STATEMENT OF PARTNERS’ CAPITAL
JANUARY 25, 2008 (DATE OF FORMATION) TO SEPTEMBER 30, 2008
(in thousands, except unit data)
(unaudited)

	General			Partners’
	Partner	Limited Partners		Capital
	Amount	Units	Amount	Total
Balance at January 25, 2008	$—	—	$—	$—
General Partner’s Contribution	1			1
Limited Partners’ contributions		127,507	12,750	12,750
Offering costs related to the sale of Limited Partnership units	—	—	(1,657)	(1,657)
Net income*	—	—	2	2

Balance at September 30, 2008	$1	127,507	$11,095	$11,096

*	Commencement of operations was September 16, 2008.
The accompanying notes are an integral part of this financial statement

LEAF EQUIPMENT FINANCE FUND 4, L.P.
STATEMENT OF CASH FLOWS
(unaudited)
(in thousands)

January 25, 2008
(Date of Formation)
to September 30,
2008
Cash flows from operating activities:

Net income	$2

Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4
Due to related parties, net	575

Net cash provided by operating activities	581

Cash flows from investing activities:
Investment in direct financing leases and notes	(10,268)
Proceeds from direct financing leases and notes	16
Investment in equipment under operating leases, net	(407)

Net cash used in investing activities	(10,659)

Cash flows from financing activities:
Increase in restricted cash	(14)
General Partner’s capital contribution	1
Limited Partners’ capital contributions	12,750
Payment of offering costs incurred for the sale of partnership units	(1,312)

Net cash provided by financing activities	11,425

Increase in cash	1,347

Cash, beginning of period	—

Cash, end of period	$1,347

The accompanying notes are an integral part of this financial statement

LEAF EQUIPMENT FINANCE FUND 4, L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS
          LEAF Equipment Finance Fund 4, L.P. (the “Fund”), a Delaware limited partnership, was formed on January 25, 2008 by its general partner, LEAF Asset Management, LLC (the “General Partner”). LEAF Asset Management, LLC is a wholly owned indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) operating in the commercial finance, financial fund management and real estate sectors.
          The General Partner and the initial limited partner capitalized the Fund in January 2008. The General Partner contributed $1,000 to the Fund for a 1% partnership interest and the initial limited partner contributed $1 to the Fund for a 99% limited partnership interest. The Fund is managed by the General Partner.
          The General Partner owns a 1% general partnership interest, and the limited partners own a 99% limited partnership interest. Cash distributions, if available, are made monthly. The cash distributions are allocated 99% to the limited partners and 1% to the General Partner. Net income and net losses are allocated 99% to the limited partners and 1% to the General Partner. The Fund shall terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.
          The Fund has acquired and seeks to acquire leases and secured loans from LEAF Financial Corporation Inc. an, affiliate of the General Partner. The primary objective of the Fund is to invest the net proceeds raised from the sale of limited partnership units in equipment and portfolios of equipment subject to existing equipment leases and secured loans in order to generate regular cash distributions to the limited partners over the life of the Fund.
          The financial statements and notes thereto as of September 30, 2008 and for the periods ended September 30, 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period presented. The results of operations for the period ended September 30, 2008 may not necessarily be indicative of the results of operations for the full year ending December 31, 2008.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
          The accompanying financial statements and related notes present the Fund’s financial position as of September 30, 2008 and the results of its operations, cash flows, and changes in partners’ capital for January 25, 2008 (Date of Formation) through September 30, 2008 and for the three months ended September 30, 2008 (hereafter referred to as the periods ended September 30, 2008).

LEAF EQUIPMENT FINANCE FUND 4, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Use of Estimates
          Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated unguaranteed residual values of leased equipment, the allowance for credit losses and the impairment of long-lived assets. Actual results could differ from those estimates.
          Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the General Partner’s history with regard to the realization of residuals, available industry data and the General Partner’s senior management’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases on a net present value basis. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. In accordance with U.S. GAAP, upward adjustments to residual values are not permitted.
          The Fund’s allowance for credit losses is the estimate of losses inherent in our commercial finance receivables. The allowance for credit losses is based on factors which include the General Partner’s historical loss experience on equipment finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progress through delinquency stages to ultimate write off. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
          The Fund reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If it is determined that estimated undiscounted future cash flows derived from long-lived assets will not be sufficient to recover their carrying amounts, an impairment charge will be recorded if the carrying amount of the assets exceed their estimated fair values.
Concentration of Credit Risk
          Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality short-term money market instruments with high-quality financial institutions. As of September 30, 2008, the Fund had deposits totaling $1.3 million of which $1.2 million was over the insurance limit of $100,000 the Federal Deposit Insurance Corporation (“FDIC”). On October 3, 2008, the FDIC increased the limit to $250,000 on a temporary basis through December 31, 2009. The Fund’s potential loss exposure under the increased limit would have been $1.0 million at September 30, 2008. No losses have been experienced on such deposits.
          In addition, as of September 30, 2008, 29%, 22% and 11% of the Fund’s net investment in direct financing leases and notes were located in Idaho, Colorado and Pennsylvania, respectively.
          No end user or single piece of equipment accounted for more than 10% of our portfolio based on original cost of the equipment.
Revenue Recognition
          The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 13, “Accounting for Leases,” and its various amendments and interpretations.

LEAF EQUIPMENT FINANCE FUND 4, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)
Revenue Recognition — (Continued)
          Direct Financing Leases. Certain of the Fund’s lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. The Fund’s investment in direct financing leases consists of the sum of the total future minimum lease payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment.
          Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight-line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the period ended September 30, 2008.
          Notes Receivable. The Fund’s investment in notes receivable consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments term over the cost of the related equipment.
          The Fund generally discontinues the recognition of revenue for leases and notes for which payments are more than 90 days past due. Fees from delinquent payments are recognized when received and are included in other income.
Income Taxes
          Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Recently Issued Accounting Pronouncements
          In October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset in a Market that is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 “Fair Value Measurements,” (“SFAS 157”) in an inactive market. The provisions of FSP 157-3 are effective immediately and adoption did not have a material effect on the Fund’s consolidated financial statements.
          In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Fund in the first quarter of 2009. The Fund is assessing the potential impact that the adoption of SFAS 161 may have on its financial statements.
          In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Financial Statements,” (“SFAS 160”). This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the financial statements. The Fund has not yet determined the impact, if any, that SFAS 160 will have on its financial statements. SFAS 160 is effective for the Fund’s year beginning January 1, 2009.
Fair Value of Financial Instruments
          For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturity of these instruments.
          It is not practicable for the Fund to estimate the fair value of the Fund’s notes receivables. They are comprised of a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer’s views of economic and industry conditions, the Fund’s and the buyer’s tax considerations, and other factors.
NOTE 3 — RESTRICTED CASH
          Restricted cash includes cash being held in reserve for principal and interest payments by the Fund’s lenders. Restricted cash also includes customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

LEAF EQUIPMENT FINANCE FUND 4, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 4 - INVESTMENT IN LEASES AND NOTES
          The Fund’s direct financing leases are generally for initial lease terms ranging from 24 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable generally range from 6.5% to 13.1%. As of September 30, 2008, 29%, 22% and 11% of the net investment indirect financing leases and notes was located in Idaho, Colorado and Pennsylvania, respectively. The following table sets forth investment in direct financing leases and notes (in thousands):

September 30,
2008
Direct financing leases	$2,630
Notes receivable	8,506

$11,136

          The components of direct financing leases for the periods indicated are as follows (in thousands):

September 30,
2008
Total future minimum lease payments	$2,940
Unearned rental income	(412)
Residuals, net of unearned residual income	102

$2,630

          As of September 30, 2008, the future minimum lease payments and related rental payments scheduled to be received on non-cancelable direct financing leases, notes receivable and operating leases are as follows (in thousands):

	Direct Financing
Periods Ending September 30,	Leases	Notes	Operating Leases	Total
2009	$759	$3,801	$128	$4,688
2010	733	2,544	127	3,404
2011	662	1,045	105	1,812
2012	493	549	21	1,063
2013	229	233	10	472
Thereafter	64	334	18	416

	$2,940	$8,506	$409	$11,855

LEAF EQUIPMENT FINANCE FUND 4, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 5 — TRANSACTIONS WITH AFFILIATES
          The Fund relies on the General Partner and its affiliates to manage the funds operations and will pay the General Partner or its affiliates fees to manage the fund.
          The General Partner receives an organization and offering allowance that varies depending on the level of offering proceeds raised. The fee will be 3% on the first $50 million, then 2.5% on the next $50 million, and 1.5% on the last $100 million of proceeds raised. This amount does not include reimbursement to Chadwick to use for the selling dealers’ bona fide accountable due diligence expenses of up to 0.5% of the proceeds of each unit sold by them. These charges are recorded by the Fund as offering costs related to the sale of limited partnership units on the statement of partners’ capital.
          Chadwick receives an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sell the units in the offering. Chadwick also receives sales commissions of 7% of the proceeds of each unit that they sell. Chadwick did not sell any units through September 30, 2008.
          The General Partner or its affiliates receive fees for assisting the Fund in acquiring equipment for lease, portfolios of equipment subject to existing equipment leases and secured loans up to 2% of the Fund’s purchase price.
          The General Partner receives a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases, as defined in the partnership agreement, or 2% of gross rental payments for full payout leases, as defined in the partnership agreement, or a competitive fee, whichever is less. An operating lease is one in which the aggregate noncancellable rental payments during the initial term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment. A full payout lease is one in which the gross rental payments, on a net present value basis, are at least sufficient to recover the purchase price of the equipment. During the Fund’s operations period, the management fee will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital.
          The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8.5% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the period ended through September 30, 2008.
          The General Partner or its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
          The General Partner receives a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No release commissions were paid during the periods ended September 30, 2008.

LEAF EQUIPMENT FINANCE FUND 4, L.P.
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2008
(unaudited)
NOTE 5 — TRANSACTIONS WITH AFFILIATES — (Continued)
          The following is a summary of fees and costs of services and materials charged by the General Partner related to acquiring and managing portfolios of equipment from its General Partner, or its affiliates during the periods indicated (in thousands):

January 25,
2008
(Date of
Formation) to
September 30,
2008
Acquisition fees	$150
Organization and offering expense allowance	382
Underwriting Fees	1,275

*	Operations commenced September 16, 2008
          Due to related parties, net as of September 30, 2008 includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees, reimbursed expenses and amounts due to Chadwick for organization and offering expenses.
NOTE 6 - ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS
          Cash available for distributions, if any, are made monthly as follows: 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received an amount equal to their unpaid cumulative return (8.5%) of their adjusted capital contribution and thereafter, to investment and reinvestment in investments or, if the General Partner elects not to invest or reinvest such distributable cash, 99% to the Limited Partners and 1% to the General Partner.
          Net income for any fiscal period during the reinvestment period is allocated 99% to the Limited Partners and 1% to the General Partner. Income during the liquidation period, as defined in the Partnership Agreements, will be allocated first to the Partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts. Thereafter, net income will be allocated 99% to the Limited Partners and 1% to the General Partner.
NOTE 7 — NET INCOME PER LIMITED PARTNERSHIP UNIT
          Net income per limited partnership unit is computed by dividing net income allocated to the Fund’s Limited Partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS   (unaudited)
          When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
OVERVIEW
          We are LEAF Equipment Finance Fund 4, L.P., a Delaware limited partnership, formed on January 25, 2008, by our general partner, LEAF Asset Management, LLC (the “General Partner”). LEAF Asset Management, LLC, a Delaware limited liability company, is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) operating in the financial fund management, real estate, and commercial finance sectors. We received our minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and we broke escrow on September 16, 2008. As of September 30, 2008, we had sold subscriptions for 127,507 limited partner units ($12.8 million).
          We have acquired and seek to acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation, an affiliate of our General Partner and an indirect subsidiary of RAI. We attempt to structure our secured loans so that, in an economic sense, there, is no difference to us between a secured loan and a full payout equipment lease. The equipment we finance includes computers, copiers, office furniture, water filtration systems. machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:
•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.
          We expect that the per unit equipment cost for leases we originate generally will be between $20,000 and $2.0 million. Our principal objective is to generate regular cash distributions to our limited partners.
          Our leases consist of direct financing and operating leases as defined by generally accepted accounting principles in the United States of America. Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a lease or note is 90 days or more delinquent, the lease or note is classified as being on non-accrual and we do not recognize interest income on that lease or note until the lease or note become less than 90 days delinquent.
          Our offering began on August 12, 2008 and we broke escrow on September 16, 2008 (Commencement of operations). As of September 30, 2008, our portfolio contained 120 equipment leases with 105 individual end users located in 30 states as well as Puerto Rico. No end user or single piece of equipment accounted for more than 10% of our portfolio based on original cost of the equipment.

          As of September 30, 2008, we had a net investment of $11.1 million in direct financing leases and notes and a net investment of $407,000 in equipment under operating leases for a total investment in equipment financing assets of $11.5 million. Our average original equipment cost per equipment financing transaction was $160,000 as of September 30, 2008. As of September 30, 2008, the average initial term of our financings was 60 months. As of September 30, 2008, 29%, 22% and 11% of our investment in direct finance leases and notes was located in Idaho, Colorado and Pennsylvania, respectively. No other state accounted for more than 10% of our equipment portfolio.
Our Lease Portfolio
          The following schedules detail the type, net investment (before allocating the allowance for credit losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of September 30, 2008 (dollars in thousands):
Direct Financing Leases and Notes

	September 30, 2008
	Net
Type of Equipment	Investment	Percentage
Transportation Equipment	$6,034	54.2%
Medical Equipment	1,076	9.7
Industrial Equipment	1,058	9.5
Computers	538	4.8
Building Systems	509	4.6
Restaurant Equipment	370	3.3
Rental Equipment	328	3.0
Office Equipment	272	2.4
Agricultural Equipment	194	1.7
Other	757	6.8

	$11,136	100.0%

Operating Leases

	September 30, 2008
Type of Equipment	Net Investment	Percentage
Office Equipment	$181	44.5%
Computers	158	38.8
Building Systems	57	14.0
Communications	11	2.7

	$407	100.0%

          The following schedules detail the type of business by standard industrial classification that lease our equipment as of September 30, 2008 (dollars in thousands):
Direct Financing Leases and Notes

	September 30, 2008
	Net
Type of Business	Investment	Percentage
Transportation/Communication/Energy	$6,074	54.5%
Services	2,458	22.1
Retail Trade	731	6.6
Agriculture/Forestry/Fishing	369	3.3
Manufacturing	349	3.1
Construction	227	2.0
Finance/Insurance/Real Estate	187	1.7
Wholesale Trade	144	1.3
Public Administration	10	0.1
Other	587	5.3

	$11,136	100.0%

Operating Leases

	September 30, 2008
	Net
Type of Business	Investment	Percentage
Services	$253	62.2%
Retail Trade	60	14.7
Construction	32	7.9
Manufacturing	32	7.9
Transportation/Communication/Energy	14	3.4
Agriculture/Forestry/Fishing	12	2.9
Finance/Insurance/Real Estate	4	1.0

	$407	100.0%

Critical Accounting Policies
          The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including estimated unguaranteed residual values of leased equipment, and the allowance for credit losses, impairment of long-lived assets. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Revenue Recognition
          Our investment in financing assets consists of direct financing leases and notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and its various amendments and interpretations.
          Direct Financing Leases. Certain of our lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. Our investment in direct financing leases consists of the sum of the total future minimum lease payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Initial direct costs incurred in the consummation of the lease are capitalized as part of the investment in lease receivables and amortized over the lease term as a reduction of the yield.
          Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. We recognize rental income on a straight line basis. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years. Our policy is to review, on a quarterly basis, the expected economic life of our rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, we write down our rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the periods to September 30, 2008.
          Notes Receivable. Our notes receivable consist of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments term over the cost of the related equipment. For all the other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.
          We generally discontinue the recognition of revenue for leases and notes for which payments are more than 90 days past due. Fees from delinquent payments are recognized when received and are included in other income.
          Our allowance for credit losses is the estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progress through delinquency stages to ultimate write off. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

Results of Operations
          The following summarizes our results of operations for the periods ended September 30, 2008 (in thousands):

		January 25,
	Three Months	2008 (Date of
	Ended	Formation) to
	September 30,	September 30,
	2008*	2008*
Revenue:
Interest on equipment financings	$3	$3

Expenses:
General and administrative expenses	1	1

Net income	$2	$2

*	Commencement of operations was September 16, 2008.
     Total revenues were $3,000 for the periods ended September 30, 2008. We expect our revenues to increase, including increased rental and late fee income, as we continue to acquire equipment finance assets from our General Partner. Our investments in financing assets increased to $11.5 million as of September 30, 2008.
     Operating expenses were $1,000 for the periods ended September 30, 2008. As our portfolio of equipment financing assets increases, our operating expenses will increase, including:
•	Increases operating expenses as we continue to purchase operating leases.

•	Increased provision for credit losses as we increase in our leasing portfolio.

•	Increased management fees to related party based on payments of financing assets processed by our General Partner.

•	Increased administrative expenses reimbursed to related party representing reimbursements made to our General Partner for expenses incurred for managing us.

•	Increased general and administrative expenses representing costs we incur to operate on a daily basis.
     We expect to acquire additional equipment financings as we raise more capital through the sale of partnership units. Our General Partner expects revenue derived from these additional leases and loans to exceed the interest expense incurred by the debt incurred to obtain these financings.
          We had net income of $2,000 for the periods ended September 30, 2008. The net income per limited partnership unit, after the income allocated to our General Partner for the three months ended September 30, 2008 was $0.02, based on a weighted average number of limited partnership units outstanding of 103,188.

Liquidity and Capital Resources
          Our major sources of liquidity will be obtained by the sale of partnership units and bank debt. Our primary cash requirements, in addition to normal operating expenses, will be for debt service, investment in leases and notes and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirement through our credit facilities.
          The following table sets forth our sources and uses of cash for the period indicated (in thousands)

January 25, 2008
(Date of Formation
to September 30,
2008
Net cash provided by operating activities	$581
Net cash used in investing activities	(10,659)
Net cash provided by financing activities	11,425

Increase in cash	$1,347

           Our liquidity is affected by our ability to leverage our portfolio through expansion of our credit facilities. We are in discussion with several sources of debt financing to support the growth in our lease and loan portfolio. To the extent the credit markets available to us are or become adversely affected by the current weakness in the national economy, our ability to obtain debt to help build our portfolio on terms we deem acceptable may be reduced or delayed and our costs of borrowing may increase. We anticipate that the lease and loan rates we charge to our customers will also increase to compensate for our increase in borrowing costs. However, our profitability may be negatively impacted if we are unable to increase our lease and loan rates and our borrowing costs increase.
          Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. The terms of our future credit facilities are expected to include financial covenants. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio.
          Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets.
          We received $11.4 million (net of offering costs of $1.7 million,) from the sale of our limited partnership units during the period ended September 30, 2008. We invested $10.7 million in direct financing leases, notes and operating leases during the period ended September 30, 2008.
          There were no Partner’s distributions paid for the period ended September 30, 2008. Distributions to partners are expected to be 8.5% of invested capital. The first distribution to partners will be made in November 2008.
          Through September 30, 2008, we sold 127,507 units for $12.8 million (before offering costs). From the period beginning October 1, 2008 through November 12, 2008, we sold an additional 161,407 units for a total additional investment of $16.1 million.

ITEM 4. CONTROLS AND PROCEDURES
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
          Under the supervision of our General Partner’s Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
          There have been no significant changes in our internal controls over financial reporting during the three months ended September 30, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Our limited partnership interests are not publicly traded. As of September 30, 2008, we had 127,507 limited partners.
          We are currently offering units of our limited partnership interests pursuant to a registration statement (File No. 333-149881) that was made effective by the Securities and Exchange Commission on August 12, 2008 when the offering commenced. The dealer manager for the offering is Chadwick Securities, Inc. We registered the sale of 2 million units of limited partnership interests at an aggregate offering price of $200 million.
          The following table shows the use of proceeds from the offering since the effective date of the registration statement through September 30, 2008.

Offering proceeds	$12,750

Expenses:
Sales commissions (1)	892
Underwriting fees (1)	383
Organization and offering expenses (2)	382

Public offering expenses	1,657

Net offering proceeds	11,093
Reserves	—

Total proceeds available for investment	$11,093

Use of proceeds for investment (estimated):
Used in operations (3)	$1
Acquisition of lease portfolios (4)	$10,675
Working capital	$417

(1)	Paid to an affiliate of our General Partner which is then remitted to third parties.

(2)	Paid to the General Partner.

(3)	The General Partner was reimbursed $— for operating expenses.

(4)	Included are asset acquisition fees of $150 that were paid to our General Partner.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership (1)

3.2	Certificate of Limited Partnership (1)

4.1	Forms of letters sent to limited partners confirming their investment (1)

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1, filed on June 6, 2008 and by this reference incorporated herein.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT FINANCE FUND 4, L.P. A Delaware Limited Partnership
	By:	LEAF Asset Management LLC, its General Partner

November 14, 2008	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer

November 14, 2008	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer

November 14, 2008	/s/ Tonya L. Zweier
TONYA L. ZWEIER
Chief Accounting Officer