Form 10-K
period 2008-12-31
LEAF Equipment Finance Fund 4, L.P.
filed 2009-03-31
CIK 1426850

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-137734
LEAF EQUIPMENT FINANCE FUND 4, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1552209

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
110 South Poplar Street, Suite 101, Wilmington Delaware 19801
(Address of principal executive offices)

(800) 819-5556
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	Not applicable
Securities registered pursuant to Section 12 (g) of the Act:
None.
Title of Each Class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
There is no public market for the Registrant’s securities.
DOCUMENTS INCORPORATED BY REFERENCE
None

LEAF EQUIPMENT FINANCE FUND 4, L.P.
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I
ITEM 1 — BUSINESS
The following discussion contains forward-looking statements regarding events and financial trends which may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially from those anticipated in such statements. For a discussion of the risks and uncertainties to which we are subject, see Item 1A “Risk Factors.”
General
          We are a Delaware limited partnership formed on January 25, 2008 by our General Partner, LEAF Asset Management, LLC (the “General Partner”). LEAF Asset Management, LLC, a Delaware limited liability company, is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Our offering period began on August 12, 2008. We received our minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and we broke escrow on September 16, 2008. The period from September 16, 2008 (Commencement of Operations) through December 31, 2008 is referred to as the period ended December 31, 2008. As of December 31, 2008, we had subscriptions for 390,925 limited partner units ($39.1 million).
          We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF Financial”), an affiliate of our General Partner and an indirect subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We also invest in equipment, leases and secured loans through joint venture arrangements with our General Partner’s affiliated investment programs. We finance business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:
•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.
          Our principal objective is to generate regular cash distributions to our limited partners.
          Our leases consist of direct financing and operating leases as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a lease or loan is 90 days or more delinquent, the lease or loan is classified as being on non-accrual and we do not recognize interest income on that lease or loan until the lease or loan becomes less than 90 days delinquent.

Debt Facilities
          We will augment the proceeds of our offering with debt, and intend to finance a significant portion of the cost of the equipment we acquire. In February 2009, we entered into a Loan and Security Agreement with Wells Fargo Foothill, LLC. The loan agreement provides us with a revolving line of credit with an aggregate borrowing limit of $75 million until the maturity date, February 9, 2012. The collateral for the loan is specific lease receivables and related equipment. We will enter into interest rate swap agreements to fix the interest rate at the time of each borrowing. Interest and principal are due monthly as payments are received on the lease receivables collateralizing the borrowing. An event of default such as non-payment of amounts when due under the loan agreement or a breach of financial covenants may accelerate the maturity date of the loan agreement.
          We are not limited in the amount of debt, including financings through securitizations, we may incur. Our ability to obtain financing will, however, depend upon our General Partner’s assessment of whether funds are available at rates and upon terms that are economically advantageous to us. As a result, the amount of our financings may vary significantly from our expectations.
          The events occurring in the credit markets could impact our liquidity, particularly our ability to obtain debt financing needed to execute our investment strategies. If we are unable to obtain new debt, our business will be constrained.
Available Information
          We file annual, quarterly and current reports and other information with the SEC. The public may read and copy information we file with the SEC, at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am and 3:00 pm. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our General Partner’s internet address is http://www.leaf-financial.com. We make our SEC filings available free of charge on or through our General Partner’s internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our General Partner’s website.
Agreements with our General Partner
          We do not directly employ any persons to manage or operate our business. These functions are provided by our General Partner and employees of our General Partner and/or its affiliates. We reimburse our General Partner and/or its affiliates for all direct and indirect costs of services provided, including the cost of employees and benefits properly allocable to us and all other expenses necessary or appropriate to the conduct of our business. Our General Partner and its affiliates receive substantial fees and other compensation from us such as:
•	an organization and offering expense allowance on a sliding scale, based on the amount of our offering proceeds for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees, sales commissions or reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of 1/2 of 1% of offering proceeds. Organization and offering expenses reimbursed to the General Partner for the period ended December 31, 2008 were $1.2 million.

•	Chadwick Securities, Inc. (Chadwick), an affiliate of our General Partner, receives an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of broker-dealers who sell the units in this offering. From this fee, Chadwick may reimburse selling broker-dealers up to 1% of the proceeds of each unit it sells them for marketing expenses. Chadwick also receives sales commissions of 7% of the proceeds of each unit sold, which it reallows to the selling broker-dealers unless it directly sells the units. Underwriting fees paid to Chadwick for the period ended December 31, 2008 were $3.9 million. Chadwick did not directly sell any units to investors and did not retain sales commissions through December 31, 2008;

•	fees for acquiring our equipment of 2% of the purchase price we pay, including debt we incur or assume in connection with the acquisition. Fees for acquiring our equipment paid to our General Partner for the period ended December 31, 2008 were $180,000;

•	a subordinated annual asset management fee of either 4% of gross rental payments on our operating leases or 2% of gross rental payments on our full payout leases and secured loans. During the five-year operating period, the management fee will be subordinated to the payment to limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Asset management fees paid to our General Partner for the period ended December 31, 2008 were $196,000;

•	reimbursement for operating and administrative expenses, subject to limitations contained in our partnership agreement. Reimbursed administrative expenses paid to our General Partner for the period ended December 31, 2008 were $145,000;

•	a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. This commission will be subordinated to the return to our limited partners of the purchase price of their units plus a cumulative annual distribution, compounded daily, of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid for the period ended December 31, 2008; and

•	a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid the period ended December 31, 2008.
          In addition, our General Partner has a partnership interest equal to 1% of all of our taxable income, losses and cash distributions. There were no cash distributions paid to our General Partner for the period ended December 31, 2008.
Competition
          The equipment leasing business is highly fragmented and competitive. We acquire equipment from our General Partner and its affiliates. Our General Partner and its affiliates compete with:
•	a large number of national, regional and local banks, savings banks, leasing companies and other financial institutions;

•	captive finance and leasing companies affiliated with major equipment manufacturers; and

•	other sources of equipment lease financing, including other publicly- offered partnerships.
          Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we have. Competition with these entities may reduce the creditworthiness of potential lessees or borrowers to whom we have access or decrease our yields. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. A lower cost of funds could enable a competitor to offer leases or loans at rates which are less than ours, potentially forcing us to lower our rates or lose origination volume.
Employees
          As is commonly the case with limited partnerships, we do not directly employ any of the persons responsible for our management or operations. Rather, the personnel of our General Partner and/or its affiliates manage and operate our business. Officers of our General Partner may spend a substantial amount of time managing the business and affairs of our General Partner and its affiliates and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests. The officers of our General Partner who provide services to us are not required to work full time on our affairs. These officers may devote significant time to the affairs of our General Partner’s affiliates and be compensated by these affiliates for the services rendered to them. There may be significant conflicts between us and affiliates of our General Partner regarding the availability of these officers to manage us.

ITEM 1A — RISK FACTORS
          Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.
ITEM 1B — UNRESOLVED STAFF COMMENTS
          None.
ITEM 2 — PROPERTIES
          We do not own or lease any real property.
ITEM 3 — LEGAL PROCEEDINGS
          We are not subject to any pending material legal proceedings.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of our limited partners during the fourth quarter of the year ended December 31, 2008.

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
          Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. The following table shows the number of equity security holders:

Number of Partners as of
Title of Class	December 31, 2008
Limited Partner units	790
General Partner interest	1
          Total distributions paid to limited partners for the period ended December 31, 2008 were $366,000.
          The following table shows the use of proceeds from the offering since the effective date of the registration statement through December 31, 2008 (in thousands):

Offering proceeds	$39,063

Expenses:
Sales commissions (1)	2,713
Underwriting fees (1)	1,167
Reimbursement of due diligence expenses	70
Organization and offering expenses (2)	1,172

Public offering expenses	5,122

Net offering proceeds	33,941
Reserves	(339)

Total proceeds available for investment	$33,602

Use of proceeds for investment (estimated):
Used in operations (3)	$398
Acquisition of lease portfolios (4)	$28,212
Working capital	$4,992

(1)	Paid to an affiliate of our General Partner which was then remitted to third parties.

(2)	Paid to our General Partner.

(3)	Our General Partner and its affiliates were reimbursed $145,000 for operating expenses and were paid asset management fees of $196,000.

(4)	Included are asset acquisition fees of $180,000 that were paid to an affiliate of our General Partner.

ITEM 6 — SELECTED FINANCIAL DATA
          The following selected financial data should be read together with our consolidated financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report. We derived the selected consolidated financial data below from our consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, an independent registered public accounting firm. We deem September 16, 2008 to be the commencement of our operations and we refer to the period from that date through December 31, 2008 as the period ended December 31, 2008 (in thousands, except unit data):

Period Ended
December 31,
2008
Revenues	$255
Expenses	1,003
Equity in losses of affiliate	(600)
Net loss	(1,348)
Distributions to partners	$366
Weighted average number of limited partner units outstanding during the period	257,627
Net loss per weighted average limited partner unit	$(5.18)

December 31,
2008
Investment in commercial finance assets, net	$14,934
Total assets	32,287
Partners’ capital:
General partner	(12)
Limited partners	32,240
Accumulated other comprehensive loss	(567)

Total partners’ capital	$31,661

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
          We are a Delaware limited partnership formed on January 25, 2008 by our General Partner, LEAF Asset Management, LLC (the “General Partner”). LEAF Asset Management, LLC, a Delaware limited liability company, is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Our offering period began on August 12, 2008. We received our minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and we broke escrow on September 16, 2008. The period from September 16, 2008 (Commencement of Operations) through December 31, 2008 is referred to as the period ended December 31, 2008. As of December 31, 2008, we had subscriptions for 390,925 limited partner units ($39.1 million).
          We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF Financial”), an affiliate of our General Partner and an indirect subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We also invest in equipment, leases and secured loans through joint venture arrangements with our General Partner’s affiliated investment programs. We finance business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:
•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.
          Our principal objective is to generate regular cash distributions to our limited partners.
          Our leases consist of direct financing and operating leases as defined by U.S. GAAP. Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a lease or loans is 90 days or more delinquent, the lease or loan is classified as being on non-accrual and we do not recognize interest income on that lease or loan until the lease or loan become less than 90 days delinquent.

Finance Receivables and Asset Quality
          We own commercial finance assets directly which we purchase from our General Partner and are included on our consolidated balance sheet. We also participate in commercial finance assets indirectly through joint ventures that we have invested in with other funds sponsored by our General Partner. We do not consolidate these joint ventures, and therefore the commercial finance assets owned by these joint ventures are not included on our consolidated balance sheet. Because we participate in the returns of the commercial finance assets held by joint ventures in which we are an investor, the below shows data for both the assets we hold directly as well as our pro-rata share of the assets we hold indirectly through these joint ventures.
     Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	December 31, 2008
		Held through
	Held directly	unconsolidated
	by us	joint ventures
Investment in commercial finance assets, net	$14,934	$95,016

Number of equipment leases, loans and future payment card receivables	953	7,009
Number of individual end users (a)	815	6,195
Average origination amount	$20.9	$42.8
Average initial term (in months)	45	51

States accounting for more than 10% of commercial finance assets portfolio:
California	21%	20%

Types of equipment accounting for more than 10% of commercial finance assets portfolio:
Transportation equipment	45%	—%
Industrial equipment	15%	39%
Restaurant equipment	4%	22%
Medical equipment	11%	20%

Types of business accounting for more than 10% of commercial finance assets portfolio:
Finance/Insurance/Real Estate	37%	2%
Services	25%	52%
Retail Trade	17%	32%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No other individual end user or single piece of equipment accounted for more than 10% of our portfolio based on original cost of the equipment.

          The performance of our commercial finance assets portfolio is a measure of our General Partner’s underwriting and collection standards, skills, policies and procedures and is an indication of asset quality. The table below provides information about our commercial finance assets including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands).

	As of and for the Period Ended
	December 31, 2008
		Held through
	Held directly	unconsolidated
	by us	joint ventures
Investment in commercial finance assets before allowance for credit losses	$15,504	$96,650
Weighted average investment in commercial finance assets before allowance for credit losses	6,383	99,988
Allowance for credit losses	570	1,634
Non-performing assets	1,187	2,756
Charge-offs, net of recoveries	$—	$567

As a percentage of finance receivables:
Allowance for credit losses	3.68%	1.69%
Non-performing assets	7.66%	2.85%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	—%	0.57%
          We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our commercial finance assets portfolio, has responded to the current economic recession by increasing the number of employees in its collection department and it has implemented earlier intervention techniques in collection procedures. Our General Partner has also increased its credit standards and limited the amount of business we do with respect to certain industries, geographic locations and equipment types. Because of the current scarcity of credit available to small and mid-size businesses we have been able to increase our credit standards without reducing the rate we charge on our leases and loans.
          Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge off. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.
          We focus on financing equipment used by small to mid-size businesses, and our General Partner anticipates that the recession will make it more difficult for some of our customers to make payments on their financings with us on a timely basis, which could result in higher delinquencies than we anticipate.
          There were no charge-offs during the period ended December 31, 2008.

Critical Accounting Policies
          The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, impairment of long-lived assets and the fair value and effectiveness of interest rate swaps. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
          We have identified the following policies as critical to our business operations and the understanding of our results of operations.
Revenue Recognition
          Our investment in commercial finance assets consists of direct financing leases, loans, operating leases and future payment card receivables. Leases are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) 13, “Accounting for Leases,” and its various amendments and interpretations.
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
          Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. We recognize rental income on a straight line basis. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years. Our policy is to review, on a quarterly basis, the expected economic life of our rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, we write down our rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the period ended December 31, 2008.
          Loans. Our term loans consist of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments term over the cost of the related equipment. For all the other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.
          Future Payment Card Receivables. We provide capital advances to small businesses on future payment card receipts. Revenues from this operation are recorded under the effective interest method over the period under which the cash advance is expected to be repaid.

          We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due, or, in the case of future payment card receivables, when no payments have been received in 60 days. Fees from delinquent payments are recognized when received and are included in other income.
Allowance for Credit Losses
          We evaluate the adequacy of the allowance for credit losses based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
Estimated Unguaranteed Residual Values of Leased Equipment
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
Impairment of Long-Lived Assets
          We review our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If it is determined that estimated undiscounted future cash flows derived from long-lived assets will not be sufficient to recover their carrying amounts, an impairment charge will be recorded if the carrying amount of the asset exceeds their estimated fair values.
Results of Operations
          We commenced our operations on September 16, 2008. The following summarizes our results of operations for the period ended December 31, 2008 (dollars in thousands):

Revenues:
Interest on equipment financings and loans	$198
Rental income	43
Other	14

255

Expenses:
Depreciation on operating leases	35
Provision for credit losses	570
Management fees to affiliate	196
Administrative expense reimbursed to affiliate	145
General and administrative expenses	57

1,003

Net loss before equity in losses of affiliate	(748)
Equity in losses of affiliate	(600)

Net loss	$(1,348)

          We expect our revenues to increase as we continue to acquire equipment finance assets from our General Partner. Our investments in commercial finance assets increased to $14.9 million as of December 31, 2008. We expect to acquire additional commercial finance assets as we raise more capital through the sale of partner units and through use of credit facilities. Our General Partner expects revenue derived from these additional leases and loans to exceed the interest expense incurred by the debt incurred to obtain these financings.
          As our portfolio of commercial finance assets increases, our operating expenses will increase, including:
•	increased operating expenses as we continue to purchase operating leases.

•	increased provision for credit losses as we increase our portfolio.

•	increased interest expense as we entered into a loan and security agreement with Wells Fargo Foothill, LLC in February 2009 and expect to fully utilize the facility to acquire leases and loans,

•	increased management fees to affiliate based on payments of commercial finance assets processed by our General Partner.

•	increased administrative expenses reimbursed to affiliate representing reimbursements made to our General Partner for expenses incurred for managing us.

•	increased general and administrative expenses representing costs we incur to operate on a daily basis.
          Equity in losses of affiliate was $600,000 for the period ended December 31, 2008. In November 2008, we entered into a joint venture agreement with LEAF Equipment Leasing Income Fund III, L.P. (“LEAF III”), a fund sponsored by our General Partner, whereby we acquired a 49% interest in a pool of leases held by LEAF Funding, LLC, a subsidiary of LEAF III (the “LEAF Funding LLC Joint Venture”). As of and for the period ended December 31, 2008, we accounted for the LEAF Funding LLC Joint Venture under the equity method of accounting since we had the ability to exercise significant influence over operation and financial decisions of the entity.
          In March 2009, we entered into a joint venture agreement with LEAF III (“LEAF Funds JV2”). We invested approximately $9.8 million for a 98% interest in LEAF Funds JV2. LEAF Funds JV2 invested $10.0 million in an entity sponsored by LEAF Financial. As of March 31, 2009, this entity owned approximately $200 million of leases and loans and has approximately $170 million of debt outstanding on its revolving $250 million line of credit, and will be consolidated by us effective March 1, 2009.
          The net loss per limited partner unit, after the net loss allocated to our General Partner for the period ended December 31, 2008 was $5.18, based on a weighted average number of limited partner units outstanding of 257,627.
Liquidity and Capital Resources
          Our major sources of liquidity have been obtained by the sale of partner units. Our primary cash requirements, in addition to normal operating expenses, are for investment in leases and loans and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements through use of credit facilities and excess cash derived from the collection of lease payments after payments of debt principal and interest on debt.
          The following table sets forth our sources and uses of cash for the period indicated (in thousands):

Period Ended
December 31, 2008
Net cash used in operating activities	$(366)
Net cash used in investing activities	(26,584)
Net cash provided by financing activities	33,686

Increase in cash	$6,736

          Partner’s distributions paid for the period ended December 31, 2008 were $366,000. Distributions to limited partners were 8.5% of invested capital. However, there can be no assurance we will continue to make distributions at this rate.
          Cash increased by $6.7 million primarily due to net contributions from Limited Partners of $33.7 million (net of offering costs of $5.0 million and cash distributions of $366,000), which were partially offset by net purchases of commercial finance assets of $14.9 million, and an investment in LEAF Funding LLC JV of $11.6 million.
          Through December 31, 2008, we sold 390,925 units for $39.1 million (before offering costs).
          Our liquidity is affected by our ability to leverage our portfolio through use of credit facilities. The current tightening of the credit markets could adversely affect our liquidity, particularly our ability to obtain debt financing needed to execute our investment strategies. We will rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. If we are unable to obtain debt that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced.
          In February 2009, we entered into a Loan and Security Agreement with Wells Fargo Foothill, LLC. The loan agreement provides us with a revolving line of credit with an aggregate borrowing limit of $75.0 million. The collateral for this loan is specific lease receivables and related equipment. We will enter into interest rate swap agreements to fix the interest rate at the time of each borrowing. Interest and principal are due monthly as payments are received on the lease receivables collateralizing the borrowing.
          We continue to seek sources of financing, including expanded bank financing and use of joint venture strategies, that will enable us to originate investments and generate income while preserving capital. We are in discussion with several sources of debt financing to support the growth in our lease and loan portfolio. To the extent the credit markets available to us are or become adversely affected by the current weaknesses in the national economy, our ability to obtain debt to help build our portfolio on terms we deem acceptable may be reduced or delayed and our costs of borrowings may increase. We anticipate that the lease and loan rates we charge to our customers will also increase to compensate for our increase in borrowing costs. However, our probability may be negatively impacted if we are unable to increase our lease and loan rates and our borrowing costs increase.
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
          Our liquidity could also be affected by higher than expected defaults on our commercial finance assets, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At December 31, 2008, our credit evaluation indicated a need for an allowance for credit losses of $570,000. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.
          In March 2009, we entered into a joint venture agreement with LEAF III (“LEAF Funds JV2”). We invested approximately $9.8 million for a 98% interest in LEAF Funds JV2. LEAF Funds JV2 invested $10.0 million in an entity sponsored by LEAF Financial. As of March 31, 2009, this entity owned approximately $200 million of leases and loans and has approximately $170 million of debt outstanding on its revolving $250 million line of credit, and will be consolidated by us effective March 1, 2009.

Contractual Obligations and Commercial Commitments
          As of December 31, 2008, we had no debt facilities or derivative instruments. In February 2009, we entered into a $75 million credit facility with Wells Fargo. To mitigate interest rate risk on this variable rate debt, we will employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the rate on this debt.
Legal Proceedings
          We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.
Recently Issued Accounting Pronouncements
          In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”). This Statement amends Accounting Research Bulletin 51 (“ARB 51”) to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for us beginning January 1, 2009. We acquired a controlling interest in a joint venture in March 2009, and will account for the noncontrolling interest in the joint venture in accordance with SFAS160.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
LEAF Equipment Finance Fund 4, L.P.
          We have audited the accompanying consolidated balance sheet of LEAF Equipment Finance Fund 4, L.P. as of December 31, 2008 and the related consolidated statements of operations, partners’ capital and cash flows for the period from September 16, 2008 (Commencement of Operations) through December 31, 2008. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LEAF Equipment Finance Fund 4, L.P. as of December 31, 2008 and the consolidated results of their operations and their cash flows for the period from September 16, 2008 (Commencement of Operations) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 31, 2009

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARY
Consolidated Balance Sheet
(in thousands)

December 31, 2008
ASSETS
Cash	$6,736
Restricted cash	16
Investment in commercial finance assets, net	14,934
Investment in affiliate	10,466
Other assets	135

$32,287

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable, accrued expenses and other liabilities	$199
Due to affiliates	427

Total liabilities	626

Commitments and contingencies

Partners’ Capital:
General partner	(12)
Limited partners	32,240
Accumulated other comprehensive loss	(567)

Total partners’ capital	31,661

$32,287

The accompanying notes are an integral part of this consolidated financial statement.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARY
Consolidated Statement of Operations
(in thousands, except unit data)

September 16, 2008
(Commencement of
Operations) through
December 31, 2008
Revenues:
Interest on equipment financings and loans	$198
Rental income	43
Other	14

255

Expenses:
Depreciation on operating leases	35
Provision for credit losses	570
Management fees to affiliate	196
Administrative expenses reimbursed to affiliate	145
General and administrative expenses	57

1,003

Net loss before equity in losses of affiliate	(748)
Equity in losses of affiliate	(600)

Net loss	$(1,348)

Weighted average number of limited partner units outstanding during the period	257,627

Net loss per weighted average limited partner unit	$(5.18)

The accompanying notes are an integral part of this consolidated financial statement.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARY
Consolidated Statement of Partners’ Capital
Period September 16, 2008 (Commencement of Operations)
through December 31, 2008
(in thousands, except unit data)

				Accumulated
				Other	Total
	General Partner	Limited Partners		Comprehensive	Partners’	Comprehensive
	Amount	Units	Amount	Loss	Capital	Loss
Balance, at September 16, 2008 (see Note 1)	$1	—	$—	$—	$1
Limited partners’ contributions	—	390,925	39,063	—	39,063
Offering costs related to the sale of limited partner units	—	—	(5,122)	—	(5,122)
Cash distributions paid	—	—	(366)	—	(366)
Net loss	(13)	—	(1,335)	—	(1,348)	$(1,348)
Other comprehensive loss	—	—	—	(567)	(567)	(567)

Balance, at December 31, 2008	$(12)	390,925	$32,240	$(567)	$31,661	$(1,915)

The accompanying notes are an integral part of this consolidated financial statement.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARY
Consolidated Statement of Cash Flows
For the Period September 16, 2008
(Commencement of Operations) through December 31, 2008
(in thousands)

September 16, 2008
(Commencement of
Operations) through
December 31, 2008
Cash flows from operating activities:
Net loss	$(1,348)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of affiliate	600
Depreciation on operating leases	35
Provision for credit losses	570
Changes in operating assets and liabilities:
Other assets	(125)
Accounts payable and accrued expenses and other liabilities	(400)
Due to affiliates, net	302

Net cash used in operating activities	(366)

Cash flows from investing activities:
Purchases of commercial finance assets, net	(16,579)
Proceeds from commercial finance assets, net	1,726
Security deposits returned, net of collections	(98)
Investment in LEAF Funding LLC Joint Venture (See Note 3)	(11,633)

Net cash used in investing activities	(26,584)

Cash flows from financing activities:
Increase in restricted cash	(16)
General Partner’s capital contribution	1
Limited partners’ capital contributions	39,063
Payment of offering costs incurred for the sale of partner units	(4,996)
Cash distributions to partners	(366)

Net cash provided by financing activities	33,686

Increase in cash	6,736
Cash, beginning of period	—

Cash, end of period	$6,736

The accompanying notes are an integral part of this consolidated financial statement.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements
December 31, 2008
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
     LEAF Equipment Finance Fund 4, L.P. (the “Fund”), a Delaware limited partnership, was formed on January 25, 2008 by its general partner, LEAF Asset Management, LLC (the “General Partner”). LEAF Asset Management, LLC, a Delaware limited liability company, is a wholly owned indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. The Funds received its minimum subscription proceeds of $2.0 million or (20,000 units) required to begin operations and it broke escrow on September 16, 2008.
     The Fund acquires diversified portfolios of equipment to finance to end users throughout the United States as well as the District of Columbia and Puerto Rico. The Fund also acquires existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily its General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.
     The General Partner and the initial limited partner capitalized the Fund in January 2008. The General Partner contributed $1,000 to the Fund for a 1% partnership interest and the initial limited partner contributed $1 to the Fund for a 99% limited partnership interest. Upon the Fund breaking escrow on September 16, 2008, the initial limited partner withdrew as a limited partner and its capital contribution was returned. The Fund is managed by the General Partner. The Fund shall terminate on December 31, 2032 unless sooner dissolved or terminated as provided in the partnership agreement.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF 4A SPE, LLC. All intercompany accounts and transactions have been eliminated in consolidation.
     The accompanying consolidated financial statements and related notes present the Fund’s financial position as of December 31, 2008 and the results of its operations, cash flows and changes in partners’ capital from September 16, 2008 (Commencement of Operations) through December 31, 2008 (hereafter referred to as the period ended December 31, 2008).
     In November 2008, the Fund acquired a 49% interest in a pool of leases held by LEAF Funding, LLC an affiliate of LEAF Equipment Leasing Income Fund III, L.P (the “LEAF Funding LLC JV”). As of and for the period ended December 31, 2008, the Fund accounted for its investment in LEAF Funding LLC JV under the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” since the Fund has the ability to exercise significant influence over the operating and financial decisions of this entity.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Use of Estimates
     Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, and impairment of long-lived assets. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases, loans and future payment card receivables) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
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
Restricted Cash
     Restricted cash includes customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts, which are recorded as Restricted Cash on the Consolidated Balance Sheet, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.
Concentration of Credit Risk
     Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of December 31, 2008, the Fund had deposits totaling $6.8 million of which $6.5 million was over the $250,000 insurance limit of the Federal Deposit Insurance Corporation (“FDIC”). No losses have been experienced on such deposits.
     As of December 31, 2008, 21% of the Fund’s commercial finance assets were located in California.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Revenue Recognition
     The Fund’s investment in commercial finance assets consists of direct financing leases, operating leases, loans and future payment card receivables. Leases are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) 13, “Accounting for Leases,” and its various amendments and interpretations.
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
     Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the period ended December 31, 2008.
     Loans. For term loans, the investment in loans consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments over the cost of the related equipment. For all other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.
     Future Payment Card Receivables. The Fund provides cash advances to small businesses on future payment card receipts. Revenues from this operation are recorded under the effective interest method over the period under which the cash advance is expected to be repaid.
     The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due, or, in the case of future payment card receivables, when no payments have been received in 60 days. As of December 31, 2008, the Fund had $1.2 million of commercial finance assets on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income
Income Taxes
     Federal and state income tax laws provide that the income or losses of the Fund are reportable by the partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income (loss) are referred to as “other comprehensive income (loss).” Other comprehensive loss reflects the Fund’s share of unrealized losses on hedging contracts held by affiliates that the Fund accounts for under the equity method.
Allocation of Partnership Income (Loss) and Cash Distributions
     Cash available for distributions, if any, are made monthly as follows: 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their unpaid cumulative return (8.5%) of their adjusted capital contribution and thereafter, to investment and reinvestment in investments or, if the General Partner elects not to invest or reinvest such distributable cash, 99% to the limited partners and 1% to the General Partner.
     Net income (loss) for any fiscal period during the reinvestment period is allocated 99% to the limited partners and 1% to the General Partner. Income during the liquidation period, as defined in the Partnership Agreements, will be allocated first to the partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts. Thereafter, net income (loss) will be allocated 99% to the limited partners and 1% to the General Partner.
Net Loss Per Limited Partner Unit
     Net loss per limited partner unit is computed by dividing net loss allocated to the Fund’s limited partners by the weighted average number of limited partner units outstanding during the period. The weighted average number of limited partner units outstanding during the period is computed based on the number of limited partner units issued during the period weighted for the days outstanding during the period.
Newly Adopted Accounting Principles
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. At this time, the Fund has elected to not report any assets and liabilities using the fair value option under SFAS 159.
     In December 2008, the FASB issued Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS 140-4 and FIN 46-R”). FSP SFAS 140-4 and FIN 46-R amends FASB SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46-R to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about the VIE. Additionally, this

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Newly Adopted Accounting Principles— (Continued)
FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a SPE that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46-R are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs and qualifying SPEs. The Fund has adopted this pronouncement in the fourth quarter of 2008.
Accounting Standards Issued But Not Yet Adopted
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”). This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Fund’s year beginning January 1, 2009. As discussed in Note 8, the Fund acquired a controlling interest in a joint venture in March 2009, and will account for the noncontrolling interest in the joint venture in accordance with SFAS 160.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133,” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Fund in the first quarter of 2009. The Fund entered into derivative instruments in the first quarter of 2009 and therefore will adopt SFAS 161 in its first quarter.
NOTE 3 — ACQUISITION OF INTEREST IN POOL OF LEASE ASSETS
     In November 2008, the Fund entered into a joint venture agreement with LEAF Equipment Leasing Income Fund III, L.P. (“LEAF III”), a fund sponsored by the Fund’s General Partner, whereby it acquired a 49% interest in a pool of leases held by LEAF Funding, LLC, a subsidiary of LEAF III (“LEAF Funding LLC JV”) The purchase price of $11.6 million represented 49% of the adjusted net equity of LEAF Funding LLC JV as of the date of acquisition by the Fund. LEAF Funding LLC JV comprises a portfolio of over 10,000 leases and small business loans originated by NetBank Business Finance, which was acquired by an affiliate of the Fund’s General Partner in November 2007.
     The Fund accounts for its investment in the LEAF Funding LLC JV under the equity method of accounting since the Fund had the ability to exercise significant influence over operating and financial decisions of this entity. In addition to reflecting its 49% share of LEAF Funding LLC JV’s income (loss) in the Consolidated Statement of Operations in Equity in Losses of Affiliate, the Fund also records its 49% share of LEAF Funding LLC JV’s management fees and administrative expenses to affiliate. These expenses are reflected in the respective line items on the Consolidated Statement of Operations.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 3 — ACQUISITION OF INTEREST IN POOL OF LEASE ASSETS — (Continued)
     The following summarized financial information for the Fund’s investment in the LEAF Funding LLC JV, which was accounted for under the equity method as of and for the period ended December 31, 2008, has been compiled from the financial statements of the LEAF Funding LLC JV and reflects certain historical adjustments. Results of operations of the LEAF Funding LLC JV are excluded for periods prior to the acquisition of our 49% interest (in thousands):

As of
December 31,
Balance Sheet:	2008
Restricted cash	$11,590
Investment in leases and loans, net	198,559
Due from affiliate	1,493
Deferred financing costs, net	6,374
Other assets	50

$218,066

Bank debt	$189,265
Accounts payable, accrued expenses and other liabilities	804
Derivative liability at fair value	6,636
Partner’s capital	21,361

$218,066

For the Period
Ended
December 31,
Results of Operations:	2008
Revenues	$2,693
Expenses	3,917

Net Loss	$(1,224)

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 4 — INVESTMENT IN COMMERCIAL FINANCE ASSETS
     The Fund’s investment in commercial finance assets, net, consists of the following (in thousands):

	December 31,
	2008
Direct financing leases (a)	$3,025
Loans (b)	8,700
Operating leases	373
Future payment card receivables	3,406

	15,504
Allowance for credit losses	(570)

	$14,934	(c)

(a)	The Fund’s direct financing leases are for initial terms generally ranging from 24 to 84 months.

(b)	The interest rates on loans generally range from 7% to 13%.

(c)	The above table does not include the Fund’s share of commercial finance assets held by LEAF Funding LLC JV, of which the Fund owns a 49% interest. As of December 31, 2008, LEAF Funding LLC JV owns approximately $200 million of direct financing leases, operating leases and loans, of which the Funds pro-rata (49%) share is approximately $100 million.
     The components of direct financing leases, loans and future payment card receivables are as follows (in thousands):

	December 31, 2008
	Direct		Future
	Financing		Payment Card
	Leases	Loans	Receivables
Total future minimum lease payments	$3,404	$9,312	$4,127
Unearned income	(458)	(531)	(721)
Residuals, net of unearned residual income (a)	105	—	—
Security deposits	(26)	(81)	—

	$3,025	$8,700	$3,406

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extension or disposition of equipment.
     The Fund’s investment in operating leases, net, consists of the following (in thousands):

December 31,
2008
Equipment	$408
Accumulated depreciation	(35)

$373

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 4 — INVESTMENT IN COMMERCIAL FINANCE ASSETS — (Continued)
The following is a summary of the Fund’s allowance for credit losses (in thousands):

Period Ended
December 31,
2008
Allowance for credit losses, beginning of period	$—
Provision for credit losses	(570)

Allowance for credit losses, end of period	$(570)

     At December 31, 2008, the future payments scheduled to be received on non-cancelable commercial finance assets for each of the five succeeding annual periods ending December 31, 2008 and thereafter are as follows (in thousands):

				Future
	Direct			Payment
	Financing		Operating(a)	Card
	Leases	Loans	Leases	Receivables	Total
2009	$972	$4,217	$129	$2,153	$7,471
2010	936	2,784	124	1,974	5,818
2011	750	1,169	82	—	2,001
2012	540	483	18	—	1,041
2013	169	276	10	—	455
Thereafter	37	383	15	—	435

	$3,404	$9,312	$378	$4,127	$17,221

(a)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.
NOTE 5 — FAIR VALUE MEASUREMENT
     For cash, receivables and payables, the carrying amounts approximate fair values because of the short term maturity of these instruments.
     It is not practicable for the Fund to estimate the fair value of the Fund’s loans. They comprise of a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer’s views of economic and industry conditions, the Fund’s and the buyer’s tax considerations, and other factors.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 6 — CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES
     The Fund relies on the General Partner and its affiliates to manage its operations and will pay the General Partner or its affiliates fees to manage the fund.
     The General Partner receives an organization and offering allowance on a sliding scale based on the amount of the Fund’s offering. Chadwick Securities, Inc. (“Chadwick”), a wholly owned subsidiary of RAI, receives up to 0.5% of the offering proceeds as reimbursement for the bona fide accountable due diligence expenses incurred by the selling dealers in this offering, all of which it will reallow to the selling dealers. These charges are recorded by the Fund as offering costs related to the sale of partnership units.
     Chadwick, receives an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sell the units in the offering. Chadwick also receives sales commissions of 7% of the proceeds of each unit that they sell. Chadwick did not sell any units and did not retain sales commissions through December 31, 2008.
     The Fund acquires existing portfolios of equipment from its General Partner and its affiliates. The General Partner receives a fee for assisting the Fund in acquiring equipment for leases, portfolios of equipment subject to existing leases and secured loans equal to 2% of the Fund’s purchase price.
     The General Partner receives a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases, as defined in the partnership agreement, or 2% of gross rental payments for full payout leases, or a competitive fee, whichever is less. An operating lease is one in which the aggregate noncancellable rental payments during the initial term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment. A full payout lease is one in which the gross rental payments, on a net present value basis, are at least sufficient to recover the purchase price of the equipment. During the Fund’s five-year investment period, the management fee will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital.
     The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8.5% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the period ended December 31, 2008.
     The General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
     The General Partner receives a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid during the period ended December 31, 2008.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARY
Notes To Consolidated Financial Statements — (Continued)
December 31, 2008
NOTE 6 — CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES — (Continued)
     The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

Period Ended
December 31,
2008
Acquisition fees	$180
Management fees	196
Administrative expenses	145
Organization and offering expense allowance	1,172
Underwriting fees	3,950
     Included in management fees and administrative expenses above is the Fund’s share of management fees and administrative expenses related to its 49% interest in LEAF Funding, LLC, which were $153,000 and $75,000, respectively.
     Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
     The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or operations.
NOTE 8 — SUBSEQUENT EVENTS (UNAUDITED)
     The following transactions occurred after December 31, 2008:
     The Fund entered into a Loan and Security Agreement, dated as of February 9, 2009, with Wells Fargo Foothill, LLC. The loan agreement provides the Fund with a revolving line of credit with an aggregate borrowing limit of $75 million until the maturity date, February 9, 2012. The collateral for the loan is specific lease receivables and related equipment. The Fund will enter into interest rate swap agreements to fix the interest rate at the time of each borrowing. Interest and principal will be due monthly as payments are received on the lease receivables collateralizing the borrowing. An event of default such as non-payment of amounts when due under the loan agreement or a breach of financial covenants may accelerate the maturity date of the loan agreement.
     In March 2009, the Fund entered into a joint venture agreement with LEAF III (“LEAF Funds JV2”). The Fund invested approximately $9.8 million for a 98% interest in LEAF Funds JV2. LEAF Funds JV2 invested $10.0 million in an entity sponsored by LEAF Financial. As of March 31, 2009, this entity owned approximately $200 million of leases and loans and has approximately $170 million of debt outstanding on its revolving $250 million line of credit, and will be consolidated by the Fund effective March 1, 2009.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A — CONTROLS AND PROCEDURES
Disclosure Controls
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Under the supervision of our General Partner’s chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.
Management’s Report on Internal Control over Financial Reporting
     Our General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2008, our internal control over financial reporting is effective.
     This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our General Partner’s management’s report in this annual report
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
     None.

PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Our General Partner manages our activities. Although our limited partners have limited voting rights under our partnership agreement, they do not directly or indirectly participate in our management or operation or have actual or apparent authority to enter into contracts on our behalf or to otherwise bind us. Our General Partner will be liable, as General Partner, for all of our debts to the extent not paid, except to the extent that indebtedness or other obligations incurred by it are specifically with recourse only to our assets. Whenever possible, our General Partner intends to make any of our indebtedness or other obligations with recourse only to our assets.
     As is commonly the case with limited partnerships, we do not directly employ any of the persons responsible for our management or operation. Rather, our General Partner’s personnel manage and operate our business. Officers of our General Partner may spend a substantial amount of time managing the business and affairs of our General Partner and its affiliates and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests.
The following tables sets forth information with respect to the Directors and Executive Officers of our General Partner:

Name	Age	Position
Crit S. DeMent	56	Chairman of the Board of Directors and Chief Executive Officer
Miles Herman	49	President, Chief Operating Officer, Secretary and Director
Jonathan Z. Cohen	38	Director
Steven J. Kessler	66	Director
Robert K. Moskovitz	52	Chief Financial Officer, Treasurer, and Assistant Secretary
David H. English	58	Executive Vice President and Chief Investment Officer
Daniel G. Courtney	46	Executive Vice President — Investment Programs
Tonya L. Zweier	38	Chief Accounting Officer
Crit S. DeMent has been Chairman of the Board of Directors and Chief Executive Officer of LEAF Financial since November 2001. Mr. DeMent also serves as Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management since it was formed in August 2006, Chairman of the Board of Directors and Chief Executive Officer of LEAF Funding since March 2003, a Senior Vice President of Resource America since 2005 and Senior Vice President — Equipment Leasing of Resource Capital Corp. since March 2005. Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996. Mr. DeMent serves on the Executive Committee of the Board of Directors of the Equipment Leasing and Finance Association.
Miles Herman has been President, Chief Operating Officer, and a Director of LEAF Financial since January 2002, and Secretary of LEAF Financial since March 2008. Mr. Herman also serves as President, Chief Operating Officer and as a Director of LEAF Asset Management since 2006 and Secretary since March 2008, and as Senior Vice President and a Director of LEAF Funding since January 2004. Mr. Herman held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001, ending as Senior Vice President. From 1990 to 1998, he held various operational, marketing, program management, business development and sales positions with Tokai Financial, most recently as Director of Capital Markets. Before that, he served as Vice President, Operations and Sales at LSI Leasing Services, Inc. from 1989 to 1990, and as a manager of operations at Master Lease Corporation from 1984 to 1989. Mr. Herman holds a Bachelor of Science degree from Villanova University.
Jonathan Z. Cohen has been a Director of LEAF Financial Corporation since January 2002, and a Director of LEAF Asset Management since it was formed in August 2006. Mr. Cohen also serves, or has served, in the following positions with Resource America: a Director since 2002, President since 2003, Chief Executive Officer since 2004, Chief Operating Officer from 2002 to 2004, Executive Vice President from 2001 to 2003, and Senior Vice President from 1999 to 2001. In addition, Mr. Cohen serves as Chief Executive Officer, President and a Director of Resource Capital Corp. (a publicly-traded real estate investment trust managed by us) since its formation in 2005. Mr. Cohen also serves as Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999, Vice Chairman and a Director of Atlas America, Inc. since its formation in 2000, Vice Chairman of Atlas Pipeline Holdings GP, LLC since its formation in 2006 and Vice Chairman of Atlas Energy Resources, LLC (a publicly-traded energy company) since its formation in 2006.
Steven J. Kessler has been a director of LEAF Asset Management since it was formed in August 2006. Mr. Kessler also serves, or has served, in the following positions with Resource America: Executive Vice President since 2005, Chief Financial Officer since 1997, and Senior Vice President from 1997 to 2005. Before joining Resource America, Mr. Kessler was Vice President-Finance and Acquisitions at Kravco Company (a national shopping center developer and operator) from 1994 to 1997. From 1983 to 1993, Mr. Kessler worked for Strouse Greenberg & Co., a regional full service real estate company, ending as Chief Financial Officer and Chief Operating Officer. Prior to 1993, Mr. Kessler was a Partner at Touche Ross & Co. (now Deloitte & Touche LLP), independent public accountants. Mr. Kessler also served as Trustee of GMH Communities Trust (a publicly-traded specialty housing real estate investment trust) from 2004 until its sale in June 2008.
Robert K. Moskovitz has been Chief Financial Officer of LEAF Financial since February 2004, Treasurer of LEAF Financial since September 2004 and Assistant Secretary of LEAF Financial since June 2007. Mr. Moskovitz also serves as Chief Financial Officer, Treasurer, and Assistant Secretary of LEAF Asset Management since it was formed in August 2006, and Chief Financial Officer and a Director of LEAF Funding since May 2004. He has over twenty years of experience as the Chief Financial Officer of both publicly and privately owned companies. From 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002 he was Executive Vice President and Chief Financial Officer of ImpactRx, Inc., which provides advanced sales and marketing intelligence to pharmaceutical companies. From 1983 to 2001 Mr. Moskovitz held senior executive level financial positions with several high growth public and privately held companies. He began his professional career with Deloitte & Touche (formerly Touche Ross & Co). Mr. Moskovitz is a Certified Public Accountant and holds a B.S. degree in Business Administration from Drexel University.
David H. English has been an Executive Vice President and Chief Investment Officer of LEAF Financial since April 2003 and Assistant Secretary of LEAF Financial since June 2007. Mr. English also serves Executive Vice President and Chief Investment Officer of LEAF Asset Management since it was formed in August 2006, as President and a Director of LEAF Funding since May 2003. From 1996 until joining LEAF Financial, Mr. English was the Senior Vice President-Risk Management for Citi-Capital Vendor Finance’s Technology Finance Group, and its predecessor, Fidelity Leasing, Inc., where he held a similar position. From 1991 to 1996 Mr. English held various credit and operational management positions with Tokai Financial Services, Inc., including Director of Credit for the small ticket leasing division. Mr. English served in credit management positions with the Commercial Finance Division of General Electric Capital Corporation from 1990 to 1991 and with Equitable Life Leasing Corporation from 1985 through 1990. Mr. English began his career with Household Finance Corporation in 1974. Mr. English is a 1975 graduate of the University of Pittsburgh with a B.S. degree in Mathematics.
Daniel G. Courtney has been Executive Vice President — Investment Programs of LEAF Financial and LEAF Asset Management since January 2008. Mr. Courtney was Senior Vice President — Investment Programs of LEAF Asset Management since it was formed in August 2006 until January 2008 and served as Senior Vice President — Investment Programs of LEAF Financial since October 2005 until January 2008. Mr. Courtney also is registered with Chadwick Securities, an affiliate of our general partner and the dealer-manager of this offering. Mr. Courtney was Senior Vice President with ATEL Capital Group, a San Francisco-based sponsor of leasing limited partnerships from October 2003 to October 2005. From 1984 to 2003 Mr. Courtney served in sales and marketing management roles for various financial services firms and fund sponsors of real estate and equipment leasing programs. Mr. Courtney is a General Securities Principal, holds various FINRA securities licenses and received a B.S. degree in Business Administration from Southeast Missouri State University. Mr. Courtney is a member of the Investment Program Association (IPA) and serves as Chairman of the education committee. He is also a member of the Association of Investment Management Sales Executives (AIMSE) and has completed its Investment Management program at The Wharton School at the University of Pennsylvania.
Tonya L. Zweier has been Chief Accounting Officer of LEAF Financial since April 2008 and Chief Accounting Officer of LEAF Asset Management since August 2008. She has over sixteen years of experience in various financial and accounting roles. Before joining LEAF Financial, Ms. Zweier was the Chief Financial Officer of Acsis, Inc. (a supply chain software and solutions provider) from 2006 to 2008. From 1996 to 2006, she served in variety of roles at Safeguard Scientifics, Inc. (a publicly-traded venture capital company focused on acquiring technology companies and accelerating their growth), most recently as Vice President and Corporate Controller. Prior to joining Safeguard, Ms. Zweier was a Manager in the audit practice of KPMG LLP. Ms. Zweier is a Certified Public Accountant and holds a B.S. degree in Accounting from York College of Pennsylvania.
Code of Business Conduct and Ethics
     Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by Resource America, Inc. that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by a request to our General Partner at LEAF Asset Management, LLC, One Commerce Square, 2005 Market Street, 15th Floor, Philadelphia, Pennsylvania 19103.
ITEM 11 — EXECUTIVE COMPENSATION
     We do not have, and do not expect to have, any employees as discussed in Item 10 — “Directors and Executive Officers of the Registrant.” Instead, our management and day-to-day activities are provided by the employees of its General Partner and its affiliates. No officer or director of our General Partner will receive any direct remuneration from us. Those persons will receive compensation solely from our General Partner or its affiliates other than us.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS
(a)	We had approximately 790 limited partners as of December 31, 2008.

(b)	In 2008, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2008, our General Partner owned none of our limited partner units.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     For the period ended December 31, 2008, we were charged management fees by our General Partner of $196,000. Our General Partner will continue to receive 2% or 4% of rental payments on full payout leases and equipment under operating leases, respectively, for management services performed on our behalf. This management fee is paid monthly only if and when our limited partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 8.5% per year on the aggregate amount paid for their units.
     Our General Partner may also receive up to 3% of the proceeds from the sale of our equipment for services and activities to be performed in connection with arranging for the sale of our equipment after the expiration of lease. The payment of this sales fee is deferred until our limited partners have received cash distributions equal to the purchase price of their units plus an 8.5% cumulative compounded priority return.
     Our General Partner shall apply distributable cash first at 1% to our General Partner and 99% to our limited partners in an amount equal to their unpaid cumulative return and thereafter, to investment and reinvestment in investments or, if the General Partner shall elect not to invest or reinvest such distributable cash, 1% to our General Partner and 99% to our Limited Partners. The General Partner received no distributions for the period ended December 31, 2008.
     Our General Partner receives an organization and offering expense allowance on a sliding scale, based on the amount of our offering proceeds for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees, sales commissions, or reimbursement of bona fide accountable due diligence expenses of selling dealers. Organization and offering expenses reimbursed to the General Partner for the period ended December 31, 2008 were $1.2 million.
     Our General Partner receives fees for acquiring our equipment of 2% of the purchase price we paid, including debt we incurred or assumed in connection with the acquisition. Fees for acquiring our equipment paid to the General Partner for the period ended December 31, 2008 were $180,000.
     For the period ended December 31, 2008, we reimbursed our General Partner and its affiliates administrative expenses of $145,000.
     Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq National Stock Market’s definition of “independent director” in evaluating whether any of our General Partner’s directors are independent. Under this definition, the board of directors of our General Partner has determined that our General Partner does not have any independent directors, nor are we required to have any.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP for the period ended December 31, 2008 for professional services rendered was $124,265.
     Audit-Related Fees. We did not incur fees in 2008 for other services not included above.
     Tax Fees. We did not incur fees in 2008 for other services not included above.
     All Other Fees. We did not incur fees in 2008 for other services not included above.
     Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.
     Our General Partner’s Board of Directors reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements

The financial statements required by this Item are set forth in Item 8 — “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

No schedules are required to be presented in this report under Regulation S-X promulgated by the SEC.

3.	Exhibits

Exhibit No.	Description
3.1	Certificate of Limited Partnership (1)

3.2	Amended and Restated Agreement of Limited Partnership (1)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	Form of Origination and Servicing Agreement among LEAF Financial Corporation, LEAF Equipment Finance Fund 4, L.P. and LEAF Funding, Inc. (1)

10.2	Loan and Security Agreement by and among LEAF 4A SPE, LLC, LEAF Equipment Finance Fund 4, L.P., LEAF Funding, Inc., LEAF Financial Corporation, the lenders party thereto, and Wells Fargo Foothill, LLC dated as of February 9, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on March 24, 2008 and by this reference incorporated herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT FINANCE FUND 4, L.P. A Delaware Limited Partnership

By: LEAF Asset Management, LLC, its General Partner

By: /s/ CRIT S. DEMENT
March 31, 2009	Crit S. Dement
Chairman and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Crit S. DeMent Crit S. Dement	Chairman of the Board and Chief Executive Officer of the General Partner	March 31, 2009

/s/ Miles Herman Miles Herman	President, Chief Operating Officer and Director of the General Partner	March 31, 2009

/s/ Robert K. Moskovitz Robert K. Moskovitz	Chief Financial Officer and Treasurer of the General Partner	March 31, 2009

/s/ Tonya L. Zweier Tonya L. Zweier	Chief Accounting Officer of the General Partner	March 31, 2009

/s/ Jonathan Z. Cohen Jonathan Z. Cohen	Director of the General Partner	March 31, 2009

/s/ Steven J. Kessler Steven J. Kessler	Director of the General Partner	March 31, 2009