Form 10-Q
period 2009-03-31
LEAF Equipment Finance Fund 4, L.P.
filed 2009-05-15
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-53667
LEAF EQUIPMENT FINANCE FUND 4, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1552209

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
110 South Poplar Street, Suite 101, Wilmington Delaware 19801
(Address of principal executive offices)
(800) 819-5556
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

LEAF EQUIPMENT FINANCE FUND 4, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash	$2,726	$6,736
Restricted cash	8,956	16
Investment in commercial finance assets, net	269,063	14,934
Investment in affiliated leasing partnership	10,571	10,466
Derivative assets at fair value	434	—
Deferred financing costs, net	2,982	125
Other assets	85	10

	$294,817	$32,287

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$234,700	$—
Accounts payable, accrued expenses and other liabilities	1,218	199
Derivative liabilities at fair value	6,154	—
Due to affiliates	1,272	427
Subordinated notes payable	9,355	—

Total liabilities	252,699	626

Commitments and contingencies

Partners’ Capital:
General partner	(57)	(12)
Limited partners	41,903	32,240
Accumulated other comprehensive income (loss)	3	(567)

Total LEAF 4 partners’ capital	41,849	31,661
Noncontrolling interest	269	—

Total partners’ capital	42,118	31,661

Total liabilities and partners’ capital	$294,817	$32,287

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statement of Operations
(in thousands, except unit data)
(unaudited)

Three Months
Ended
March 31, 2009
Revenues:
Interest on equipment financings	$1,725
Rental income	170
Gains on sales of equipment and lease dispositions, net	2
Other	51

1,948

Expenses:
Interest expense	1,080
Depreciation on operating leases	144
Provision for credit losses	943
Management fees to affiliate	568
Administrative expenses reimbursed to affiliate	369
General and administrative expenses	282
Unrealized losses on derivative hedging activities	926

4,312

Loss before equity in losses of affiliate	(2,364)
Equity in losses of affiliate	(1,200)

Net loss	(3,564)
Less: Net loss attributable to the noncontrolling interest	11

Net loss attributable to LEAF 4	$(3,553)

Weighted average number of limited partner units outstanding during the period	468,710

Net loss per weighted average limited partner unit	$(7.50)

The accompanying notes are an integral part of this consolidated financial statement.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statement of Partners’ Capital
For the Three Months Ended March 31, 2009
(in thousands, except unit data)
(unaudited)

				Accumulated
	General			Other			Total
	Partner	Limited Partners		Comprehensive		Noncontrolling	Partners’	Comprehensive
	Amount	Units	Amount	Income (Loss)	Total	Interest	Capital	Income (Loss)
Balance, January 1, 2009	$(12)	390,925	$32,240	$(567)	$31,661	$—	$31,661
Sales of limited partner units	—	161,604	16,119	—	16,119	—	16,119
Offering costs related to the sale of limited partner units	—	—	(2,068)	—	(2,068)	—	(2,068)
Issuance of membership interest to noncontrolling interest	—	—	—	—	—	280	280
Cash distributions	(9)	—	(871)	—	(880)	—	(880)
Comprehensive Loss:
Net loss	(36)	—	(3,517)	—	(3,553)	(11)	(3,564)	$(3,564)
Unrealized gains on financial derivatives	—	—	—	570	570	—	570	570

Comprehensive loss	—	—	—	—	—	—	—	(2,994)
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	—	—	11

Comprehensive loss attributable to LEAF 4	—	—	—	—	—	—	—	$(2,983)

Balance, March 31, 2009	$(57)	552,529	$41,903	$3	$41,849	$269	$42,118

The accompanying notes are an integral part of this consolidated financial statement.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(in thousands)
(unaudited)

Three Months Ended
March 31, 2009
Cash flows from operating activities:
Net loss attributable to LEAF 4	$(3,553)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(2)
Amortization of deferred financing costs	250
Depreciation on operating leases	144
Provision for credit losses	943
Equity in losses of affiliate	1,200
Net loss attributable to the noncontrolling interest	(11)
Unrealized losses on derivative hedging activities	926
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts payable and accrued expenses and other liabilities	248
Due to affiliates, net	37

Net cash provided by operating activities	182

Cash flows from investing activities:
Purchases of commercial finance assets, net	(66,060)
Proceeds from commercial finance assets, net	3,762
Security deposits returned, net of collected	(566)
Investment in LEAF Funds JV1	(735)
Issuance of membership interest in LEAF Funds JV2 to noncontrolling interest	280
Investment in LEAF Commercial Finance Fund (see Note 3), net of cash acquired	(7,649)

Net cash used in investing activities	(70,968)

Cash flows from financing activities:
Borrowings of bank debt	61,684
Repayment of bank debt	(5,195)
Increase in restricted cash	(2,227)
Increase in deferred financing costs	(577)
Acquisition of financial derivatives	(80)
Limited partners’ capital contributions	16,119
Offering costs incurred for the sale of partnership units	(2,068)
Cash distributions to partners	(880)

Net cash provided by financing activities	66,776

Decrease in cash	(4,010)
Cash, beginning of period	6,736

Cash, end of period	$2,726

The accompanying notes are an integral part of this consolidated financial statement.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
March 31, 2009
(unaudited)
NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS
     LEAF Equipment Finance Fund 4, L.P. (the “Fund”) is a Delaware limited partnership formed on January 25, 2008 by its General Partner, LEAF Asset Management, LLC (the “General Partner”). The General Partner, a Delaware limited liability company, is a wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. The Fund received its minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and it broke escrow on September 16, 2008.
     The Fund acquires diversified portfolios of equipment to finance to end users throughout the United States as well as the District of Columbia and Puerto Rico. The Fund also acquires existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily an affiliate of its General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.
     The consolidated financial statements and notes thereto as of March 31, 2009 and for the three months ended March 31, 2009 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
     Operations of the Fund commenced on September 16, 2008.
     The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiary, LEAF 4A SPE, LLC. Effective March 1, 2009, the Consolidated Financial Statements also include LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”), of which the Fund acquired and maintains a 98% interest. All intercompany accounts and transactions have been eliminated in consolidation.
     When the Fund obtains an explicit or implicit interest in an entity, the Fund evaluates the entity to determine if the entity is a variable interest entity (“VIE”), and, if so, whether or not the Fund is deemed to be the primary beneficiary of the VIE, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46-R”). Generally, the Fund consolidates VIEs for which the Fund is deemed to be the primary beneficiary or for non-VIEs which the Fund controls. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE. When determining the primary beneficiary of a VIE, the Fund considers its aggregate explicit and implicit variable interests as a single variable interest. If the Fund’s single variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, the Fund is considered the primary beneficiary of the VIE. The Fund reconsiders its determination of whether an entity is a VIE and whether the Fund is the primary beneficiary of such VIE if certain events occur.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2009
(unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
Principles of Consolidation – (Continued)
     As discussed in Note 3, LEAF Funds JV2 purchased an interest in LEAF Commercial Finance Fund, LLC (“LCFF”) in March 2009 from LEAF Financial Corporation (“LEAF Financial”), an affiliate of our General Partner. While LEAF Financial continues to maintain voting control, the Fund consolidates LCFF because the Fund through its ownership of LEAF Funds JV2, is deemed to be the primary beneficiary of LCFF in accordance with FIN 46-R.
     The Fund owns a 98% interest in LEAF Funds JV2. LEAF Equipment Leasing Income III, L.P. (“LEAF III), a fund sponsored by our General Partner, owns the remaining 2% interest. In accordance with Statement of Financial Accounting Standards (“SFAS”) 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No 51 (SFAS 160), the Fund reflects participation of LEAF III in the net assets and in the income or losses of LEAF Funds JV2 as Noncontrolling Interest in the Consolidated Balance Sheets and Statements of Operations. Noncontrolling Interest adjusts the Fund’s consolidated operating results to reflect only the Fund’s share of the earnings or losses of the respective entity.
     In November 2008, the Fund acquired a 49% interest in a pool of leases held by LEAF Funding, LLC an affiliate of LEAF III (“LEAF Funds JV1”). The Fund accounts for its investment in LEAF Funds JV1 under the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” since the Fund has the ability to exercise significant influence over the operating and financial decisions of this entity.
Reclassifications
     Certain reclassifications have been made to the 2008 Consolidated Financial Statements to conform to the 2009 presentation. Deferred Financing Costs, Net, have been reported separately from Other Assets. The reclassification of this item had no impact on net income.
Use of Estimates
     Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, impairment of long-lived assets and the fair value of interest rate swaps and caps. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2009
(unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
Use of Estimates – (Continued)
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
     Interest rate swaps and caps are recorded at fair value based on a value determined by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters.  This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.
Restricted Cash
     Restricted cash includes cash being held in reserve by the Fund’s lenders. Restricted cash also includes approximately $1.9 million of customer payments deposited into a lockbox shared with LEAF Financial and other entities serviced by LEAF Financial. The lockbox is in the name of U.S. Bank National Association as trustee under an inter-creditor agreement among LEAF Financial, the other entities and their respective lenders. These amounts represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.
Revenue Recognition
     The Fund’s investment in commercial finance assets consists of direct financing leases, operating leases, loans and future payment card receivables held directly or through acquisitions of participations.
     Leases are recorded in accordance with SFAS 13, “Accounting for Leases,” and its various amendments and interpretations.
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

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2009
(unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
Revenue Recognition – (Continued)
     Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease term of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three months ended March 31, 2009.
     Loans. For term loans, the investment in loans consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments over the original cost of the loan. For all other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.
     Future Payment Card Receivables. The Fund provides cash advances to small businesses on future payment card receipts. Revenues from this operation are recorded under the effective interest method over the period under which the cash advance is expected to be repaid.
     The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due, or, in the case of future payment card receivables, when no payments have been received in 60 days. As of March 31, 2009 and December 31, 2008, the Fund had $7.6 million and $1.2 million, respectively, of commercial finance assets on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.
Derivative Instruments
     The Fund’s debt facilities generally require it to enter into derivative contracts, including interest rate swaps and interest rate caps, to add stability to its financing costs and to manage its exposure to interest rate movements or other identified risks. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires recognition of all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment pursuant to SFAS 133. The Fund has elected not to apply hedge accounting, and therefore any changes in the fair value of these derivative instruments is recognized immediately in unrealized gains (losses) on derivatives and hedging activities in the Consolidated Statements of Operations.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2009
(unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
Transfers of Financial Assets
     In connection with establishing its debt facilities with its banks, the Fund has formed bankruptcy remote special purpose entities through which the financings are arranged. Under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Fund’s transfers of assets to these special purpose entities do not qualify for sales accounting treatment due to certain call provisions that the Fund maintains. Accordingly, assets and related debt of the special purpose entities are included in the Fund’s consolidated balance sheets. The Fund’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund. Collateral in excess of these borrowings represents the Fund’s maximum loss exposure.
Comprehensive Loss
     Comprehensive loss includes net loss and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net loss are referred to as “other comprehensive income (loss)” and for the Fund only includes the Fund’s share of unrealized gains on hedging contracts held by affiliates that the Fund accounted for under the equity method.
Newly Adopted Accounting Principles
     In March 2008, the Fund adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities, which the Fund has included in Note 7. The adoption of SFAS 161 had no impact on the Fund’s consolidated financial statements.
NOTE 3 – ACQUISITION OF INTEREST IN POOL OF LEASE ASSETS
     In March 2009, the Fund entered into an agreement with LEAF III to form LEAF Funds JV2, which purchased an interest in LCFF, a variable interest entity, from LEAF Financial.
     LCFF commenced operations in May 2008 and operates on a fiscal year ending September 30. LCFF, an entity that LEAF Financial formed to acquire and finance leases and loans it originates, comprises a portfolio of over 2,700 leases and loans as of March 1, 2009. Through February 2009, LCFF sold subordinated notes to unrelated parties. The notes offering closed in February 2009 having raised $9.4 million.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2009
(unaudited)
NOTE 3 – ACQUISITION OF INTEREST IN POOL OF LEASE ASSETS – (Continued)
     The following summarizes the fair value of the assets acquired and liabilities assumed (in thousands):

Amount
Cash	$2,024
Restricted cash	6,713
Investment in leases and loans	192,528
Debt	(178,211)
Derivative assets	719
Derivative liability	(5,566)
Subordinated notes	(9,355)
Due to affiliates	(8,409)
Other assets	1,730

Total purchase price for equity interest	2,173
Cash acquired	(2,024)

Total purchase price for equity interest, net of cash acquired	149
Paydown of due to affiliate balance	7,500

Total cash paid	$7,649

     As part of this transaction, the Fund repaid $7.5 million of the amount due to affiliates.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2009
(unaudited)
NOTE 4 – INVESTMENT IN COMMERCIAL FINANCE ASSETS
     The Fund’s investment in commercial finance assets, net, consists of the following (in thousands):

	March 31,		December 31,
	2009		2008
Direct financing leases	$95,412		$3,025
Loans	169,214		8,700
Other financings (a)	5,739		3,779

	270,365		15,504
Allowance for credit losses	(1,302)		(570)

	$269,063	(b)	$14,934	(b)

(a)	Other equipment financings includes operating leases and future payment card receivables.

(b)	The above table does not include the Fund’s share of commercial finance assets held by LEAF Funds JV1, of which the Fund owns a 49% interest. As of March 31, 2009, LEAF Funds JV1 owns approximately $170 million of direct financing leases, operating leases and loans, of which the Fund’s pro-rata (49%) share was approximately $83 million.
     The components of direct financing leases and loans are as follows (in thousands):

	March 31, 2009		December 31, 2008
	Direct		Direct
	Financing		Financing
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$108,801	$203,149	$3,404	$9,312
Unearned income	(13,088)	(29,215)	(458)	(531)
Residuals, net of unearned residual income	599	—	105	—
Security deposits	(900)	(4,720)	(26)	(81)

	$95,412	$169,214	$3,025	$8,700

     The following is a summary of the Fund’s allowance for credit losses (in thousands):

Three Months
Ended
March 31, 2009
Allowance for credit losses, beginning of period	$570
Provision for credit losses	943
Charge-offs	(211)

Allowance for credit losses, end of period	$1,302

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2009
(unaudited)
NOTE 5 – BANK DEBT
     Borrowings outstanding under our debt facilities were as follows as of March 31, 2009 (in thousands):

		Amount	Amount of
	Maturity	Outstanding	Collateral (1)
Wells Fargo	Feb 2012	$41,577	$49,805
Morgan Stanley	Nov 2009	193,123	202,589

		$234,700	$252,394

(1)	Recourse under these facilities is limited to the amount of collateral pledged.
     In February 2009, the Fund entered into a $75 million revolving line of credit with Wells Fargo Foothill, LLC. Interest on this facility is calculated at LIBOR plus a variable margin (2.86% at March 31, 2009). To mitigate fluctuations in interest rates, the Fund has and will enter into interest rate swap agreements. The interest rate swap agreements terminate in February 2012. As of March 31, 2009, the interest rate swap agreements fix the interest rate on the outstanding balance at 4.4% on a weighted average basis. The collateral for the loan is specific lease receivables and related equipment. Availability under this debt facility is subject to having sufficient eligible leases or loans (as defined in the agreement) to pledge as collateral and compliance with the borrowing base formula. As of March 31, 2009, the Fund had $33.4 million of availability under this facility. Interest and principal are due monthly as payments are received on the lease receivables collateralizing the borrowings. This revolving line of credit expires on February 9, 2012. The Fund is subject to financial covenants under this facility including minimum tangible net worth, maximum leverage ratios and portfolio delinquency that are intended to measure the Fund’s financial viability, limit the amount the Fund can borrow based on measuring its debt to net worth and measure performance of its portfolio. In addition, the Fund’s debt facilities include financial covenants covering LEAF Financial, an affiliate of its General Partner and the servicer of its portfolio. These covenants exist to provide the lender with information about the financial viability of the entity that services its portfolio. These covenants are similar in nature to the covenants discussed above that are applicable to the Fund, and are related to such things as its servicer’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of LEAF Financial’s managed entities.  As of March 31, 2009, the Fund is in compliance with the covenants under this facility.
     The Fund acquired an ownership interest in LCFF in March 2009. LCFF has a $250 million revolving line of credit with Morgan Stanley Bank. The collateral for the loan is specific lease receivables and related equipment. Interest and principal payments are due monthly. Interest on this facility is calculated at LIBOR plus 1.15%. LCFF utilizes interest rate swaps and interest rate caps on this facility to mitigate fluctuations in LIBOR. As of March 31, 2009, the interest rate swap agreements fix the interest rate on the outstanding balance at 4.9% on a weighted average basis. This facility matures in November 2009. At maturity, any borrowings outstanding as of that date will continue to amortize until fully repaid, but at a higher rate of interest. LCFF is subject to financial covenants under this facility that are similar to those discussed above with respect to the Fund’s Wells Fargo Foothill facility. In addition, this facility includes a covenant related to the tangible net worth of RAI, the parent company of the Fund’s General Partner, which requires RAI to maintain a tangible net worth of $125 million. As of March 31, 2009, RAI’s tangible net worth was $118 million. LCFF is in compliance with all other covenants under this facility.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2009
(unaudited)
NOTE 5 – BANK DEBT – (Continued)
     The Fund has entered into an agreement with Morgan Stanley (the “Lender”) that they will forbear with respect to the aforementioned covenant until May 28, 2009, while the Fund continues its discussions to address this covenant on a permanent basis. In addition, new advances of additional funds under the facility will not be available to the Fund. We anticipate that the discussions may result in changes to repayment terms, or additional fees, which, although unlikely, may impact the Fund’s ability to make distributions to its partners.   While it is the Fund’s expectation that it will be able to reach agreement with its Lender, there can be no assurance the Fund will be able to do so.  The Lender’s recourse under this facility is limited to the leases and loans pledged as collateral.  If the Fund does not renegotiate this covenant, LCFF may be required to liquidate portfolio investments pledged as collateral under its facility. If required, liquidating the pledged collateral to pay down the debt and settle the related interest rate swaps could be at prices lower than the carrying value of these portfolio investments, which could result in recognition of losses by LCFF and the Fund. The Fund does, however, expect to complete the negotiations with the Lender and expects to maintain compliance with the covenants.
Debt repayments
     Annual principal payments on the Fund’s aggregate borrowings over the next five years ended March 31 and thereafter, are as follows (in thousands):

2010	$62,190
2011	55,444
2012	44,063
2013	33,697
2014	18,308
Thereafter	20,998

$234,700

NOTE 6 - SUBORDINATED NOTES PAYABLE
     LCFF offered 8.25% secured recourse promissory notes (the “Notes”). The Notes have a six-year term, are recourse to LCFF and require interest only payments until their maturity in February 2015. The Notes are subordinated to the Morgan Stanley bank debt. LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period. This offering closed in February 2009 having raised $9.4 million.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2009
(unaudited)
NOTE 7 – DERIVATIVE INSTRUMENTS
     The majority of the Fund’s assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of the Fund’s assets and liabilities exposes it to interest rate risk when interest rates fluctuate. For example, the Fund’s assets are structured on a fixed-rate basis, but since funds borrowed through debt facilities are obtained on a floating-rate basis, the Fund is exposed to a certain degree of risk if interest rates rise, which in turn will increase the Fund’s borrowing costs. In addition, when the Fund acquires assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.
     To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps and caps. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.
     There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.
     The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2009 and on the Consolidated Statement of Operations for the three months ended March 31, 2009 (in thousands):

Fair Value of Derivative Instruments as of March 31, 2009
	Notional		Fair
	Amount	Balance Sheet Location	Value
Derivatives not designated as hedging instruments under SFAS 133
Interest rate cap contracts	$88,380	Derivative assets at fair value	$434
Interest rate swap contracts	119,763	Derivative liabilities at fair value	6,154

	$208,143

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the
Three Months Ended March 31, 2009
	Notional	Statement of Operations	Fair
	Amount	Location	Value
Derivatives not designated as hedging instruments under SFAS 133
Interest rate cap contracts	$88,380	Unrealized losses on derivative hedging activities	$338
Interest rate swap contracts	119,763	Unrealized losses on derivative hedging activities	588

	$208,143		$926

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2009
(unaudited)
NOTE 8 — FAIR VALUE MEASUREMENT
          For cash, receivables and payables, the carrying amounts approximate fair values because of the short term maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates.
          It is not practicable for the Fund to estimate the fair value of the Fund’s loans. They comprise a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer’s views of economic and industry conditions, the Fund’s and the buyer’s tax considerations, and other factors.
          The Fund measures fair value in accordance with SFAS 157, “Fair Value Measurements” (“SFAS 157”). As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.
•	Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 — Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3 — Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
          As discussed in Note 7, the Fund employs a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives are recorded on the Balance Sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Fund has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Fund has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Fund has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2009
(unaudited)
NOTE 8 — FAIR VALUE MEASUREMENT — (Continued)
          Assets and liabilities measured at fair value on a recurring basis include the following as of March 31, 2009 (in thousands):

	Fair Value Measurements Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	At Fair Value
Interest rate caps	$—	$434	$—	$434
Interest rate swaps	$—	$(6,154)	$—	$(6,154)
NOTE 9 — CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES
          The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

Three Months Ended
March 31, 2009
Acquisition fees	$905
Management fees	568
Administrative expenses	369
Organization and offering expense allowance	484
Underwriting fees	1,584
          Acquisition Fees. The Fund pays an affiliate of the General Partner a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.
          Management Fees. LCFF pays a subordinated annual asset management fee equal to 1% of assets under management for managing LCFF’s assets, or, if less, a management fee that is reasonably competitive, and would customarily be paid to non-affiliated third-parties rendering similar services. For all other leases and loans, the Fund pays the General Partner a subordinated annual asset management fees equal to 4% or 2% of gross rental payments for operating leases, or full payout leases, respectively, or a competitive fee, whichever is less. During the Fund’s five-year investment period, management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital.
          Administrative Fees. The Fund reimburses the General Partner and its affiliates for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
          Organization and Offering Expense Allowance. The Fund pays the General Partner and Chadwick Securities, Inc. (“Chadwick”), a wholly owned subsidiary of RAI, an organization and offering expense allowance based on a sliding scale of the offering proceeds raised. This amount includes reimbursement to Chadwick to use for the selling dealers’ bona fide accountable due diligence expenses of up to 0.5% of the proceeds of each unit sold by them. These charges were recorded by the Fund as offering costs related to the sale of partnership units.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2009
(unaudited)
NOTE 9 — CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES — (Continued)
Chadwick is paid an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold the units in the offering. Chadwick also receives sales commissions of 7% of the proceeds of each unit that they sold. Chadwick did not sell any units and did not retain sales commissions through March 31, 2009.
          Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in other documents filed with Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
Overview
          We are a Delaware limited partnership formed on January 25, 2008 by our General Partner, LEAF Asset Management, LLC (our “General Partner”). Our General Partner, a Delaware limited liability company, is a wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Our offering period began on August 12, 2008. We received our minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and we broke escrow on September 16, 2008. As of March 31, 2009, we had subscriptions for 552,529 limited partner units ($55.2 million).
          We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF Financial”), an affiliate of our General Partner and an indirect subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We also invest in equipment, leases and secured loans through joint venture arrangements with our General Partner’s affiliated investment programs. We finance business-essential equipment including, but not limited to computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:
•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.
          Our principal objective is to generate regular cash distributions to our limited partners.
          Our leases consist of direct financing and operating leases as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due, or, in the case of future payment card receivables, when no payments have been received in 60 days. These assets are classified as non-accrual.

Finance Receivables and Asset Quality
          We own commercial finance assets directly which we purchase from our General Partner and are included on our consolidated balance sheets. We also participate in commercial finance assets indirectly through a joint venture, LEAF Funds JV1,that we have invested in with LEAF III, another fund sponsored by our General Partner. We do not consolidate this joint venture, and therefore the commercial finance assets owned by this joint venture are not included on our consolidated balance sheets. Because we participate in the returns of the commercial finance assets held, the below shows data for both the assets we hold directly as well as our pro-rata share of the assets we hold indirectly through LEAF Funds JV1.
          In March 2009, we entered into a joint venture agreement with LEAF III (“LEAF Funds JV2”). LEAF Funds JV2 purchased an interest in LEAF Commercial Finance Fund (“LCFF”) from LEAF Financial. As a result of the transaction, through our ownership in LEAF Funds JV2, we consolidate LCFF. LCFF is an investment fund that LEAF Financial formed to acquire and finance leases and loans it originates, and is comprised of a portfolio of over 2,700 leases and loans as of March 1, 2009. As of March 1, 2009, this entity owned $193 million of leases and loans and had approximately $178 million of debt outstanding on its revolving $250 million line of credit.
          Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	March 31, 2009		December 31, 2008
		Held Indirectly		Held Indirectly
		by us through		by us through
	Held Directly	LEAF Funds	Held Directly	LEAF Funds
	by Us	JV1	by Us	JV1
Investment in commercial finance assets, net	$269,063	$83,408	$14,934	$95,016

Number of contracts	6,881	6,337	953	7,009
Number of individual end users (a)	6,064	5,645	815	6,195
Average origination amount	$64.7	$44.8	$20.9	$42.8
Average initial term (in months)	58	48	45	51

States accounting for more than 10% of commercial finance assets portfolio:
California	14%	20%	21%	20%
Texas	12%	7%	3%	7%
Florida	8%	10%	6%	10%

Types of equipment accounting for more than 10% of commercial finance assets portfolio:
Industrial equipment	24%	38%	15%	39%
Medical equipment	18%	20%	11%	20%
Communications	13%	1%	1%	1%
Transportation equipment	10%	—%	45%	—%
Restaurant equipment	7%	23%	4%	22%

Types of business accounting for more than 10% of commercial finance assets portfolio:
Services	44%	49%	25%	52%
Retail Trade	13%	34%	17%	32%
Finance/Insurance/Real Estate	12%	2%	37%	2%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on the origination amount.
          As of March 31, 2009, the average original equipment cost increased as compared to December 31, 2008 as a result of consolidating LCFF, which has an average origination amount of over $80,000.

          We utilize debt, in addition to our equity, to fund the acquisitions of lease and loan portfolios. Our leases and loans are generally assigned as collateral for borrowings as discussed in Liquidity and Capital Resources. As of March 31, 2009, our outstanding debt was $234.7 million. We had no debt outstanding as of December 31, 2008.
          The performance of our commercial finance assets portfolio is a measure of our General Partner’s underwriting and collection standards, skills, policies and procedures and is an indication of asset quality. The table below provides information about our commercial finance assets, including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and For the Three Months		As of and For the Period Ended
	Ended March 31, 2009		December 31, 2008
		Held Indirectly		Held Indirectly
		by Us Through		by Us Through
	Held Directly	LEAF Funds	Held Directly	LEAF Funds
	by Us	JV1	by Us	JV1
Investment in commercial finance assets before allowance for credit losses	$270,365	$85,186	$15,504	$96,650
Weighted average investment before allowance for credit losses	102,006	92,821	6,383	99,988
Allowance for credit losses	1,302	1,779	570	1,634
Non-performing assets	7,582	3,138	1,187	2,756
Charge-offs	$211	$895	$—	$567

As a percentage of finance receivables:
Allowance for credit losses	0.48%	2.09%	3.68%	1.69%
Non-performing assets	2.80%	3.68%	7.66%	2.85%
As a percentage of weighted average finance receivables:
Charge-offs	0.21%	0.96%	—%	0.57%
          We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner and LEAF Financial, the servicer of our commercial finance assets portfolio, has responded to the current economic recession by increasing the number of employees in its collection department and it has implemented earlier intervention techniques in collection procedures. Our General Partner has also increased its credit standards and limited the amount of business we do with respect to certain industries, geographic locations and equipment types. Because of the current scarcity of credit available to small and mid-size businesses, we have been able to increase our credit standards without reducing the rates we charge on our leases and loans.
          Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. Our policy is to charge-off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt and, therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.
          We focus on financing equipment used by small to mid-size businesses, and our General Partner anticipates that the recession will make it more difficult for some of our customers to make payments on their financings with us on a timely basis, which could result in higher delinquencies than we anticipate.

Critical Accounting Policies
          The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, impairment of long-lived assets and for the fair value of interest rate swaps and caps. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
          For a discussion of our critical accounting policies and estimates, see the discussion our annual report on Form 10-K for fiscal 2008 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
Fair Value of Interest Rate Swaps and Caps
          We account for our derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 clarifies and amends SFAS 133, “Accounting for Derivative Financial Instruments and Hedging Activities” for implementation issues raised by constituents or includes the conclusions reached by the Financial Accounting Standards Board (“FASB”) on certain FASB Staff Implementation Issues.
          We apply SFAS 157, “Fair Value Measurements,” which establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). Because our derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in level 2 of the fair value hierarchy.
          Assets and liabilities measured at fair value on a recurring basis included the following as of March 31, 2009 (in thousands):

	Fair Value Measurements Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	At Fair Value
Assets (Liabilities)
Interest Rate Caps	$—	$434	$—	$434
Interest Rate Swaps	$—	$(6,154)	$—	$(6,154)

Results of Operations
          We commenced our operations on September 16, 2008. The following summarizes our result of operations for the three months ended March 31, 2009 (dollars in thousands):

Revenues:
Interest on equipment financings	$1,725
Rental income	170
Gains on sales of equipment and lease dispositions, net	2
Other	51

1,948

Expenses:
Interest expense	1,080
Depreciation on operating leases	144
Provision for credit losses	943
Management fees to affiliate	568
Administrative expenses reimbursed to affiliate	369
General and administrative expenses	282
Unrealized loss on derivative hedging activities	926

4,312

Loss before equity in losses of affiliate and noncontrolling interest	(2,364)
Equity in losses of affiliate	(1,200)

Net loss	(3,564)
Less: Net loss attributable to the noncontrolling interest	11

Net loss attributable to LEAF 4	$(3,553)

          We expect our revenues to increase as we continue to acquire equipment finance assets from our General Partner. Our investments in commercial finance assets increased to $269.1 million as of March 31, 2009 compared to $14.9 million as of December 31, 2008, due to the consolidation of LCFF’s finance assets and increased purchases of leases and loans from LEAF Financial during the quarter. We expect to acquire additional commercial finance assets as we raise more capital through the sale of partner units and through use of debt facilities. Our General Partner expects revenue derived from these additional leases and loans to exceed the interest expense incurred by the debt incurred to obtain these financings.
          As our portfolio of commercial finance assets increases and because we now consolidate LCFF, our operating expenses will increase, including:
•	increased depreciation expense as we continue to purchase operating leases.

•	increased provision for credit losses as we increase our portfolio.

•	increased interest expense as we entered into a loan and security agreement with Wells Fargo Foothill, LLC in February 2009 and expect to fully utilize the facility to acquire leases and loans, and we now consolidate the $250 million revolving debt facility with Morgan Stanley as a result of LEAF Funds JV2 acquiring an interest in LCFF.

•	increased management fees to affiliate based on payments of commercial finance assets processed by our General Partner.

•	increased administrative expenses reimbursed to affiliate representing reimbursements made to our General Partner for expenses incurred for managing us.

•	increased general and administrative expenses representing costs we incur to operate on a daily basis.

•	unrealized gains (losses) on derivative hedging activities. The lease assets we originate are almost entirely fixed-rate, while the funds borrowed through our debt facilities are obtained on a floating-rate basis. Accordingly, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, to fix the rate on our debt and attempt to lock in our interest rate spread between our interest received on our financings and the interest we pay on our debt. Under U.S. GAAP, we are required to recognize all derivatives on the balance sheet at fair value. We have elected not to apply hedge accounting, and therefore any changes in the fair value of these derivative instruments is recognized immediately in unrealized gain (loss) on derivatives and hedging activities. These gains will be based on the value of the derivative contracts at the respective balance sheet date and in a volatile market that is changing daily, may not necessarily reflect the cash amount to be paid at settlement. These gains (losses) will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.
          Equity in losses of affiliate was $1.2 million for the three months ended March 31, 2009. In November 2008, we entered into a joint venture agreement with LEAF III, a fund sponsored by our General Partner, whereby we acquired a 49% interest in a pool of leases held by LEAF Funding, LLC, a subsidiary of LEAF III (“LEAF Funds JV1”). As of and for the three months ended March 31, 2009, we accounted for LEAF Funds JV1 under the equity method of accounting since we had the ability to exercise significant influence over operational and financial decisions of the entity.
          The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended March 31, 2009 was $(7.50), based on a weighted average number of limited partner units outstanding of 468,710.
Liquidity and Capital Resources
          Our major sources of liquidity have been obtained by the sale of partnership units and bank debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements through use of debt facilities and excess cash derived from the collection of lease payments after payments of debt principal and interest on debt.
          The following table sets forth our sources and uses of cash for the period indicated (in thousands):

Three Months Ended
March 31, 2009
Net cash provided by operating activities	$182
Net cash used in investing activities	(70,968)
Net cash provided by financing activities	66,776

Decrease in cash	$(4,010)

          Partners’ distributions paid for the three months ended March 31, 2009 were $880,000. Distributions to limited partners were 8.5% of invested capital. However, there can be no assurance we will continue to make distributions at this rate.
          Cash decreased by $4.0 million primarily due to net acquisitions of leases and loans of $62.3 million offset by net borrowings of $56.5 million, and capital raised of $14.1 million (net of offering costs of $2.1 million).
          Through March 31, 2009, we sold 552,529 units for $55.2 million (before offering costs).
          Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities were as follows as of March 31, 2009 (in thousands):

		Amount	Amount of
	Maturity	Outstanding	Collateral (1)
Wells Fargo	Feb 2012	$41,577	$49,805
Morgan Stanley	Nov 2009	193,123	202,589

		$234,700	$252,394

(1)	Recourse under these facilities is limited to the amount of collateral pledged.

          In February 2009, we entered into a $75 million revolving line of credit with Wells Fargo Foothill, LLC. Interest on this facility is calculated at LIBOR plus a variable margin (2.86% at March 31, 2009). To mitigate fluctuations in interest rates, we have and will enter into interest rate swap agreements. The interest rate swap agreements terminate in February 2012. As of March 31, 2009, the interest rate swap agreements fix the interest rate on the outstanding balance at 4.4% on a weighted average basis. The collateral for the loan is specific lease receivables and related equipment. Availability under this debt facility is subject to having sufficient eligible leases or loans (as defined in the agreement) to pledge as collateral and compliance with the borrowing base formula. As of March 31, 2009, we had $33.4 million of availability under this facility. Interest and principal are due monthly as payments are received on the lease receivables collateralizing the borrowings. This revolving line of credit expires on February 9, 2012. We are subject to financial covenants under this facility including minimum tangible net worth, maximum leverage ratios and portfolio delinquency that are intended to measure our financial viability, limit the amount we can borrow based on measuring our debt to net worth and measure performance of our portfolio. In addition, our debt facilities include financial covenants covering LEAF Financial, an affiliate of our General Partner and the servicer of our portfolio. These covenants exist to provide the lender with information about the financial viability of the entity that services our portfolio. These covenants are similar in nature to the covenants discussed above that are applicable to us, and are related to such things as our servicer’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of LEAF Financial’s managed entities. As of March 31, 2009, we are in compliance with the covenants under this facility.
          We acquired an ownership interest in LCFF in March 2009. LCFF has a $250 million revolving line of credit with Morgan Stanley Bank. The collateral for the loan is specific lease receivables and related equipment. Interest and principal payments are due monthly. Interest on this facility is calculated at LIBOR plus 1.15%. LCFF utilizes interest rate swaps and interest rate caps on this facility to mitigate fluctuations in LIBOR. As of March 31, 2009, the interest rate swap agreements fix the interest rate on the outstanding balance at 4.5% on a weighted average basis. This facility matures in November 2009. At maturity, any borrowings outstanding as of that date will continue to amortize until fully repaid, but at a higher rate of interest. LCFF is subject to financial covenants under this facility that are similar to those discussed above with respect to our Wells Fargo Foothill facility. In addition, this facility includes a covenant related to the tangible net worth of RAI, the parent company of our general partner, which requires RAI to maintain a tangible net worth of $125 million. As of March 31, 2009, RAI’s tangible net worth was $118 million. We are in compliance with all other covenants under this facility.
          We entered into an agreement with Morgan Stanley (the “Lender”) that they will forbear with respect to the aforementioned covenant through May 28, 2009, while we continue our discussions to address this covenant on a permanent basis. In addition, new advances of additional funds under the facility will not be available to us. We anticipate that these discussions may result in changes to repayment terms, or additional fees, which, although unlikely, may impact our ability to make distributions to our partners. While it is our expectation that we will be able to reach agreement with our Lender, there can be no assurance we will be able to do so. The Lender’s recourse under this facility is limited to the leases and loans pledged as collateral. If we do not renegotiate this covenant, LCFF may be required to liquidate portfolio investments pledged as collateral under its facility. If required, liquidating the pledged collateral to pay down the debt and settle the related interest rate swaps could be at prices lower than the carrying value of these portfolio investments, which could result in recognition of losses by LCFF and us. We do, however, expect to complete our negotiations with our Lender and expect to maintain compliance with our covenants.
          Our liquidity is affected by our ability to leverage our portfolio through use of debt facilities. The current tightening of the credit markets could adversely affect our liquidity, particularly our ability to obtain debt financing needed to execute our investment strategies. We will rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. If we are unable to obtain debt that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced.
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
          Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. The terms of our future debt facilities are expected to include financial covenants. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio.
          Our liquidity could also be affected by higher than expected defaults on our commercial finance assets, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At March 31, 2009, our credit evaluation indicated a need for an allowance for credit losses of $1.3 million. As our lease portfolio grows and ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.
Contractual Obligations and Commercial Commitments
          The following table sets forth our obligations and commitments as of March 31, 2009 (in thousands):

		Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years
Bank debt (1)	$234,700	$62,190	$99,507	$52,005	$20,998
Subordinated notes (2)	9,355	—	—	—	9,355

1)	To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps which fix the weighted average interest rates. Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2009: Less than 1 year: $9.7 million; 1-3 years: $11.2 million; 4-5 years: $4.0 million; and after 5 years: $493,000.

2)	Not included in the table above are estimated interest payments on the subordinated notes at March 31, 2009; Less than 1 year: $772,000; 1-3 years: $1.5 million; 4-5 years: $1.5 million; and after 5 years: $707,000.

Legal Proceedings
          We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At March 31, 2009, our outstanding bank debt totaled $234.7 million which consists of variable rate debt. To mitigate interest rate risk on the variable rate bank debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps, which fixes the weighted average interest rates at 4.4% and 4.7% and 6.4%, for the Wells Fargo Foothill LLC., Morgan Stanley — Pool A, and Morgan Stanley — Pool B debt facilities, respectively. At March 31, 2009, the notional amounts of the 25 interest rate swaps were $208.1 million. The interest rate swap agreements terminate on various dates ranging from June 2011 to August 2017.
          The following sensitivity analysis table shows, at March 31, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates		Interest rates
	fall 100 basis		rise 100 basis
	points	Unchanged	points
Hedging instruments
Fair value	$(8,807)	$(5,720)	$(2,807)
Change in fair value	$(3,087)	—	$2,913
Change as a percent of fair value	(54%)	—	51%
          It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points from current levels. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above and such difference might be material and adverse to our partners.

ITEM 4 — CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
          There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Our limited partnership interests are not publicly traded. As of March 31, 2009, we had 1,162 limited partners.
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
          The following table shows the use of proceeds from the offering since the effective date of the registration statement through March 31, 2009:

As of March
31, 2009

Offering proceeds	$55,182,712
Offering expenses based on the amount of the offering proceeds shown in the table:
Sales commissions and related fees (1)	3,816,583
Dealer-Manager fees (1)	1,641,222
Reimbursement for accountable due diligence expenses (3)	76,145
Organization expenses (2)	1,655,880

Total public offering and organization expenses	7,189,830

Acquisition fees (3)	1,085,167
Reserves	551,827
Total proceeds available for investment	$46,355,888

(1)	Paid to an affiliate of our General Partner which is then remitted to third parties.

(2)	Paid to our General Partner.

(3)	Paid to an affiliate of our General Partner

ITEM 6 — EXHIBITS

Exhibit No.	Description
3.1	Certificate of Limited Partnership (1)

3.2	Amended and Restated Agreement of Limited Partnership (2)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	Form of Origination and Servicing Agreement Among LEAF Financial Corporation, LEAF Equipment Finance Fund 4, LP and LEAF Funding, Inc. (1)

10.2	Receivables Loan and Security Agreement, dated as of October 31, 2006, among Resource Capital Funding II, LLC, as the Borrower, and LEAF Financial Corporation, as the Servicer, and Morgan Stanley Bank, as a Lender and Collateral Agent, and U.S. Bank National Association, as the Custodian and the Lender’s Bank and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, as amended through November 13, 2008 (3)

10.3	Forbearance and Reservation of Rights, dated as of May 14, 2009, by and among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Bank, NA, and Morgan Stanley Capital Services Inc.

10.4	Indenture by and between LEAF Commercial Finance Fund, LLC and U.S. Bank National Association (3)

10.5	Amended and Restated Limited Liability Company Agreement of LEAF Commercial Finance Fund, LLC (3)

10.6	Limited Liability Company Agreement of LEAF Funds Joint Venture 2, LLC (3)

10.7	Membership Interest Purchase Agreement by and between LEAF Financial Corporation and LEAF Funds Joint Venture 2, LLC (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on March 24, 2008 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to Form 8-A on May 8, 2009 and by this reference incorporated herein.

(3)	Filed previously on May 12, 2009 in Post-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT FINANCE FUND 4, L.P.
By: LEAF Asset Management, LLC, its General Partner

May 15, 2009	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer

May 15, 2009	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer

May 15, 2009	/s/ Tonya L. Zweier
TONYA L. ZWEIER
Chief Accounting Officer