Form 10-Q
period 2009-06-30
LEAF Equipment Finance Fund 4, L.P.
filed 2009-08-14
CIK 1426850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash	$1,508	$6,736
Restricted cash	14,392	16
Investment in commercial finance assets, net	372,884	14,934
Investment in affiliated leasing partnership	9,874	10,466
Derivative assets at fair value	943	—
Deferred financing costs, net	3,736	125
Other assets	225	10

	$403,562	$32,287

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$320,847	$—
Accounts payable, accrued expenses and other liabilities	1,755	199
Derivative liabilities at fair value	9,174	—
Due to affiliates	3,695	427
Subordinated notes payable	9,355	—

Total liabilities	344,826	626

Commitments and contingencies

Partners’ Capital:
General partner	(83)	(12)
Limited partners	57,914	32,240
Accumulated other comprehensive income (loss)	551	(567)

Total LEAF 4 partners’ capital	58,382	31,661
Noncontrolling interest	354	—

Total partners’ capital	58,736	31,661

Total liabilities and partners’ capital	$403,562	$32,287

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except unit data)

(unaudited)

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Revenues:
Interest on equipment financings	$5,063	$6,788
Rental income	340	510
Gains on sales of equipment and lease dispositions, net	21	23
Other	149	200

	5,573	7,521

Expenses:
Interest expense	3,197	4,260
Gains on derivative hedging activities	(1,926)	(983)
Depreciation on operating leases	293	437
Provision for credit losses	2,089	3,032
General and administrative expenses	330	612
Administrative expenses reimbursed to affiliate	660	1,029
Management fees to affiliate	905	1,473

	5,548	9,860

Loss before equity in losses of affiliate	25	(2,339)
Equity in losses of affiliate	(1,490)	(2,690)

Net loss	(1,465)	(5,029)
Less: Net loss attributable to the noncontrolling interest	17	28

Net loss attributable to LEAF 4	$(1,448)	$(5,001)

Weighted average number of limited partner units outstanding during the period	651,245	560,482

Net loss per weighted average limited partner unit	$(2.20)	$(8.83)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Capital

For the Six Months Ended June 30, 2009

(in thousands, except unit data)

(unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive		Noncontrolling	Total Partners’	Comprehensive
	Amount	Units	Amount	Income (Loss)	Total	Interest	Capital	Income (Loss)
Balance, January 1, 2009	$(12)	390,925	$32,240	$(567)	$31,661	$—	$31,661	$—
Sales of limited partnership units	—	376,524	37,551	—	37,551	—	37,551	—
Offering costs related to the sale of limited partner units	—	—	(4,815)	—	(4,815)	—	(4,815)	—
Issuance of membership interest to noncontrolling interest	—	—	—	—	—	382	382	—
Cash distributions	(21)	—	(2,102)	—	(2,123)	—	(2,123)	—
Redemption of limited partnership units	—	(104)	(9)	—	(9)	—	(9)	—
Comprehensive Loss:
Net loss	(50)	—	(4,951)	—	(5,001)	(28)	(5,029)	$(5,029)
Unrealized gains on financial derivatives	—	—	—	1,118	1,118	—	1,118	1,118

Comprehensive loss	—	—	—	—	—	—	—	(3,911)
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	—	—	28

Comprehensive loss attributable to LEAF 4	—	—	—	—	—	—	—	$(3,883)

Balance, June 30, 2009	$(83)	767,345	$57,914	$551	$58,382	$354	$58,736

The accompanying notes are an integral part of this consolidated financial statement.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

Six Months Ended June 30, 2009
Cash flows from operating activities:
Net loss attributable to LEAF 4	$(5,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(23)
Amortization of deferred financing costs	1,013
Depreciation on operating leases	437
Provision for credit losses	3,032
Equity in losses of affiliate	2,690
Net loss attributable to the noncontrolling interest	(28)
Unrealized losses on derivative hedging activities	(1,081)
Changes in operating assets and liabilities, net of effect of acquisitions:
Other assets	(13)
Accounts payable, accrued expenses and other liabilities and other assets	291
Due to affiliates, net	(959)

Net cash provided by operating activities	358

Cash flows from investing activities:
Purchases of commercial finance assets, net	(104,174)
Proceeds from commercial finance assets, net	25,809
Security deposits returned, net of collected	(592)
Investment in LEAF Funds JV1	(980)
Issuance of membership interest in LEAF Funds JV2 to noncontrolling interest	382
Investment in LEAF Commercial Finance Fund (see Note 3), net of cash acquired	(7,649)
Investment in RCF (see Note 3)	(4,500)

Net cash used in investing activities	(91,704)

Cash flows from financing activities:
Borrowings of bank debt	82,989
Repayment of bank debt	(22,673)
Increase in restricted cash	(3,445)
Increase in deferred financing costs	(1,561)
Acquisition of financial derivatives	(80)
Limited partners’ capital contributions	37,551
Offering costs incurred for the sale of partnership units	(4,531)
Cash distributions to partners	(2,123)
Redemption of limited partnership units	(9)

Net cash provided by financing activities	86,118

Decrease in cash	(5,228)
Cash, beginning of period	6,736

Cash, end of period	$1,508

The accompanying notes are an integral part of this consolidated financial statement.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2009

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

The consolidated financial statements and notes thereto as of June 30, 2009 and for the three and six months ended June 30, 2009 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the six months ended June 30, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Operations of the Fund commenced on September 16, 2008.

The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiary, LEAF 4A SPE, LLC. Effective March 1, 2009, the Consolidated Financial Statements also include LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”), of which the Fund acquired and maintains a 98% interest. Effective June 30, 2009, the Consolidated Financial Statements also include Resource Capital Funding, LLC (“RCF”) of which the Fund acquired a 100% interest as discussed in Note 3. All intercompany accounts and transactions have been eliminated in consolidation.

When the Fund obtains an explicit or implicit interest in an entity, the Fund evaluates the entity to determine if the entity is a variable interest entity (“VIE”), and, if so, whether or not the Fund is deemed to be the primary beneficiary of the VIE. Generally, the Fund consolidates VIEs for which the Fund is deemed to be the primary beneficiary or for non-VIEs which the Fund controls. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE. When determining the primary beneficiary of a VIE, the Fund considers its aggregate explicit and implicit variable interests as a single variable interest. If the Fund’s single variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, the Fund is considered the primary beneficiary of the VIE. The Fund reconsiders its determination of whether an entity is a VIE and whether the Fund is the primary beneficiary of such VIE if certain events occur.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2009

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Principles of Consolidation – (Continued)

As discussed in Note 3, LEAF Funds JV2 purchased an interest in LEAF Commercial Finance Fund, LLC (“LCFF”) in March 2009 from LEAF Financial Corporation (“LEAF Financial”), an affiliate of our General Partner. While LEAF Financial continues to maintain voting control, the Fund consolidates LCFF because the Fund, through its ownership of LEAF Funds JV2, is deemed to be the primary beneficiary of LCFF.

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

In November 2008, the Fund acquired a 49% interest in a pool of leases held by LEAF Funding, LLC an affiliate of LEAF III (“LEAF Funds JV1”). The Fund accounts for its investment in LEAF Funds JV1 under the equity method of accounting since the Fund has the ability to exercise significant influence over the operating and financial decisions of this entity.

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

June 30, 2009

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

Restricted Cash

Restricted cash includes cash being held in reserve by the Fund’s lenders. Restricted cash also includes approximately $2.3 million of customer payments deposited into a lockbox shared with LEAF Financial and other entities serviced by LEAF Financial. The lockbox is in the name of U.S. Bank National Association as trustee under an inter-creditor agreement among LEAF Financial, the other entities and their respective lenders. These amounts represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

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

June 30, 2009

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Revenue Recognition – (Continued)

Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease term of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three and six months ended June 30, 2009.

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

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due (“non-accrual”), or, in the case of future payment card receivables, when no payments have been received in 60 days. As of June 30, 2009 and December 31, 2008, the Fund had $9.5 million and $1.2 million, respectively, of commercial finance assets on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.

Derivative Instruments

The Fund’s debt facilities generally require it to enter into derivative contracts, including interest rate swaps and interest rate caps, to add stability to its financing costs and to manage its exposure to interest rate movements or other identified risks. U.S. GAAP requires recognition of all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. The Fund has elected not to apply hedge accounting, and therefore any changes in the fair value of these derivative instruments is recognized immediately in unrealized gains (losses) on derivatives and hedging activities in the Consolidated Statements of Operations.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2009

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

In April 2009, the FASB issued SFAS 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Fund adopted SFAS 165 for the quarter ended June 30, 2009.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amend SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. The adoption of FSP FAS 107-1 and APB 28-1 had no impact on the Fund’s financial position or results of operations.

Accounting Standards Issued But Not Yet Effective

In June 2009, the FASB issued SFAS 167, “Amendments to FIN 46-R,” which requires a qualitative approach to identifying a controlling financial interest in a VIE, and an ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS 167 is effective for the Fund beginning January 1, 2010.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2009

(unaudited)

NOTE 3 – ACQUISITION OF INTERESTS IN POOLS OF LEASE ASSETS

In March 2009, the Fund entered into an agreement with LEAF III to form LEAF Funds JV2, which purchased an interest in LCFF, a variable interest entity, from LEAF Financial.

LCFF commenced operations in May 2008 and operates on a fiscal year ending September 30. LCFF, an entity that LEAF Financial formed to acquire and finance leases and loans it originates, comprised a portfolio of over 2,700 leases and loans as of March 1, 2009. Through February 2009, LCFF sold subordinated notes to unrelated parties. The notes offering closed in February 2009 having raised $9.4 million.

In June 2009, the Fund acquired a pool of 900 lease assets structured as an acquisition of RCF from the Fund’s General Partner, which had acquired RCF in June 2009 from Resource Capital Corporation, an affiliate of the Fund’s General Partner, for the purpose of transferring the same to the Fund. RCF is the borrower under a $100 million revolving line of credit which as a result of this transaction is now available to the Fund (see Note 5). RCF acquires and finances leases and loans originated by LEAF Financial.

The following summarizes the fair value of the assets acquired and liabilities assumed (in thousands):

	LCFF	RCF
Cash	$2,024	$—
Restricted cash	6,713	4,218
Investment in leases and loans	192,528	90,534
Debt	(178,211)	(82,319)
Derivative assets	719	—
Derivative liability	(5,566)	(4,431)
Subordinated notes	(9,355)	—
Due to affiliates	(8,409)	(90)
Accounts payable and accrued expenses	—	(478)
Other assets	1,730	111

Total purchase price for equity interest	2,173	7,545
Cash acquired	(2,024)	—

Total purchase price for equity interest, net of cash acquired	149	7,545
Paydown of due to affiliate balance	7,500	—

Total purchase price, net of cash acquired	7,649	7,545
Cash paid	7,649	4,500

Amount due as of June 30, 2009	$—	$3,045

As part of the LCFF transaction, the Fund repaid $7.5 million of the amount due to affiliates.

At June 30, 2009, included in Due to Affiliates is a $3.0 million note payable related to the RCF transaction. The note payable to the Fund’s General Partner bears interest at LIBOR plus 3% and matures on September 30, 2009. The balance of the note was repaid in August 2009.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2009

(unaudited)

NOTE 4 – INVESTMENT IN COMMERCIAL FINANCE ASSETS

The Fund’s investment in commercial finance assets, net, consists of the following (in thousands):

	June 30, 2009		December 31, 2008
Direct financing leases	$128,322		$3,025
Loans	241,506		8,700
Other financings (a)	6,281		3,779

	376,109		15,504
Allowance for credit losses	(3,225)		(570)

	$372,884	(b)	$14,934	(b)

(a)	Other equipment financings includes operating leases and future payment card receivables.

(b)	The above table does not include the Fund’s share of commercial finance assets held by LEAF Funds JV1, of which the Fund owns a 49% interest. As of June 30, 2009, LEAF Funds JV1 owns approximately $148 million of direct financing leases, operating leases and loans, of which the Fund’s pro-rata (49%) share was approximately $73 million.

The components of direct financing leases and loans are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Direct Financing Leases	Loans	Direct Financing Leases	Loans
Total future minimum payments	$143,127	$285,649	$3,404	$9,312
Unearned income	(15,426)	(40,033)	(458)	(531)
Residuals, net of unearned residual income	1,299	—	105	—
Security deposits	(678)	(4,110)	(26)	(81)

	$128,322	$241,506	$3,025	$8,700

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Allowance for credit losses, beginning of period	$1,302	$570
Provision for credit losses	2,089	3,032
Charge-offs	(249)	(460)
Recoveries	83	83

Allowance for credit losses, end of period	$3,225	$3,225

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2009

(unaudited)

NOTE 5 – BANK DEBT

Borrowings outstanding under our debt facilities were as follows (in thousands):

	Type	Maturity	As of June 30, 2009				December 31, 2008 Outstanding Balance
			Amount of Facility	Outstanding Balance (1)	Amount Available (2)	Interest rate per annum adjusted for swaps (3)
Wells Fargo	Revolving	Feb 2012	$75,000	$60,000	$15,000	4.4%	$—
Morgan Stanley	Term	(4)	178,528	178,528	—	5.0%	—
HVB	Revolving	(4)	100,000	82,319	17,681	5.9%	—

			$353,528	$320,847	$32,681		$—

(1)	Collateralized by specific leases and loans and related equipment. As of June 30, 2009, $338 million of leases and loans and $12 million of restricted cash were pledged as collateral under the Fund’s credit facilities.

(2)	Availability under these debt facilities is subject to having sufficient eligible leases or loans (as defined in the respective agreements) to pledge as collateral and compliance with the borrowing base formula.

(3)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap and cap agreements. The interest rate swap agreements terminate on various dates and fix the LIBOR-component of the interest rate. This rate reflects the weighted average fixed rate.

(4)	The Morgan Stanley facility matures in November 2009 and the HVB facility matures in March 2010. If these facilities are not extended at the time of maturity, the Fund would not be required to make full repayment at that time. Rather, the Fund would repay the outstanding debt as payments are received on the underlying leases and loans pledged as collateral.

In February 2009, the Fund entered into a $75 million revolving line of credit with Wells Fargo Foothill, LLC. Interest on this facility is calculated at LIBOR plus a variable margin (4.1% at June 30, 2009). Interest and principal are due monthly as payments are received on the leases and loans collateralizing the borrowings. The Fund is subject to financial covenants under this facility including minimum tangible net worth, maximum leverage ratios and portfolio delinquency that are intended to measure the Fund’s financial viability, limit the amount the Fund can borrow based on measuring its debt to net worth and measure performance of its portfolio. In addition, the Fund’s debt facilities include financial covenants covering LEAF Financial, an affiliate of its General Partner and the servicer of its portfolio. These covenants exist to provide the lender with information about the financial viability of the entity that services its portfolio. These covenants are similar in nature to the covenants discussed above that are applicable to the Fund, and are related to such things as its servicer’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of LEAF Financial’s managed entities. As of June 30, 2009, the Fund is in compliance with the covenants under this facility.

In March 2009, the Fund acquired an ownership interest in LCFF, who has a credit facility with Morgan Stanley Bank. Interest and principal payments are due monthly. LCFF is subject to financial covenants under this facility that are similar to those discussed above with respect to the Fund’s Wells Fargo Foothill facility. In addition, this facility includes a covenant related to the tangible net worth of RAI, the parent company of the Fund’s General Partner, which required RAI to maintain a tangible net worth of $125 million. As of March 31, 2009, RAI’s tangible net worth was $118 million. The Fund entered into an amendment and waiver agreement with Morgan Stanley dated July 14, 2009. This agreement lowered RAI’s minimum tangible net worth threshold and irrevocably waives any covenant failures that would have resulted from RAI’s tangible net worth being below the previous threshold. In exchange, the Fund has agreed not to make any additional borrowings under this agreement

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2009

(unaudited)

NOTE 5 – BANK DEBT – (Continued)

and the existing amounts outstanding shall be due monthly as payments are received on the lease and loan receivables collateralizing the borrowings. In addition, excess cash received from the payment of leases and loans by obligors shall be used to repay the principal amount owing under this line of credit. In consideration for these modifications, certain covenants were modified or eliminated, including the elimination of all overconcentration limits and borrowing base events of default, the Fund does not owe any additional unused fees all breakage fees and prepayment premiums have been removed from the agreement, and the interest rate for the remaining balance will be calculated at LIBOR plus 3.00% (previously LIBOR plus 1.15%). As of June 30, 2009, the Fund is in compliance with the other covenants under this facility.

The Fund acquired RCF in June 2009. RCF has a $100 million secured revolving credit facility with Bayerische Hypo-Und Vereinsbank AG (“HVB”) to finance the purchase of equipment leases and loans. Borrowings under this facility bear interest at one of the two rates determined by asset class: Pool A- one month LIBOR plus 1.10 % or Pool B- one month LIBOR plus 0.80%. The Fund utilizes interest rate swaps on this facility to mitigate fluctuations in interest rates. RCF is subject to financial covenants under this facility that are similar to those discussed above with respect to the Fund’s Wells Fargo Foothill facility. RCF is in compliance with the covenants under this facility.

Debt repayments

Annual principal payments on the Fund’s aggregate borrowings over the next five years ended June 30 and thereafter, are as follows (in thousands):

2010	$132,801
2011	61,890
2012	62,978
2013	28,852
2014	13,737
Thereafter	20,589

$320,847

NOTE 6 – SUBORDINATED NOTES PAYABLE

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

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2009

(unaudited)

NOTE 6 – SUBORDINATED NOTES PAYABLE – (Continued)

The majority of the Fund’s assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of the Fund’s assets and liabilities exposes it to interest rate risk when interest rates fluctuate. For example, the Fund’s assets are structured on a fixed-rate basis, but since funds borrowed through warehouse facilities are obtained on a floating-rate basis, the Fund is exposed to a certain degree of risk if interest rates rise, which in turn will increase the Fund’s borrowing costs. In addition, when the Fund acquires assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps and caps. The Fund has elected not to apply hedge accounting; therefore, changes in the fair value of those derivatives are recorded directly to earnings as they occur. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporates the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of June 30, 2009, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $9.4 million. As of June 30, 2009, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at June 30, 2009, it could have been required to settle its obligations under the agreements at their termination value of $9.4 million.

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

At June 30, 2009, the Fund had 34 interest rate swap agreements that terminate on various dates ranging from November 2009 to November 2017, and 11 interest rate cap agreements that terminate on various dates ranging from June 2011 to February 2016. The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2009 and on the Consolidated Statements of Operations for the three and six months ended June 30, 2009 (in thousands):

Fair Value of Derivative Instruments as of June 30, 2009

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under SFAS 133
Interest rate cap contracts	$82,789	Derivative assets at fair value	$943
Interest rate swap contracts	202,705	Derivative liabilities at fair value	(9,174)

	$285,494

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2009

(unaudited)

NOTE 7 – DERIVATIVE INSTRUMENTS

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives not designated as hedging instruments under SFAS 133	Notional Amount	Statement of Operations Location	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Interest rate cap contracts	$82,789	Gains on derivative hedging activities	$1,331	$727
Interest rate swap contracts	202,705	Gains on derivative hedging activities	595	256

	$285,494		$1,926	$983

NOTE 8 – FAIR VALUE MEASUREMENT

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). U.S. GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2009

(unaudited)

NOTE 8 – FAIR VALUE MEASUREMENT – (Continued)

•	Level 1 – Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 – Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•

Level 3 – Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

As discussed in Note 7, the Fund employs a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives are recorded on the Balance Sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Fund has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, the Fund has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Fund has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2009 (in thousands):

	Fair Value Measurements Using			Assets (Liabilities) At Fair Value
	Level 1	Level 2	Level 3
Interest rate caps	$—	$943	$—	$943
Interest rate swaps	$—	$(9,174)	$—	$(9,174)

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2009

(unaudited)

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Acquisition fees	$553	$1,457
Management fees	905	1,473
Administrative expenses	660	1,029
Organization and offering expense allowance	647	1,131
Underwriting fees	2,099	3,684

Acquisition Fees. The Fund pays an affiliate of the General Partner a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. LCFF pays the General Partner a subordinated annual asset management fee equal to 1% of assets under management for managing LCFF’s assets, or, if less, a management fee that is reasonably competitive, and would customarily be paid to non-affiliated third-parties rendering similar services. For all other leases and loans, the Fund pays the General Partner a subordinated annual asset management fees equal to 4% or 2% of gross rental payments for operating leases, or full payout leases, respectively, or a competitive fee, whichever is less. During the Fund’s five-year investment period, management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital.

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

Chadwick is paid an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold the units in the offering. Chadwick also receives sales commissions of 7% of the proceeds of each unit that they sold. Chadwick did not sell any units and did not retain sales commissions through June 30, 2009.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2009

(unaudited)

NOTE 10 – SUBSEQUENT EVENTS

The Fund has evaluated subsequent events through August 14, 2009, the date which these financial statements were issued and filed with the SEC, and determined that there have not been any events that have occurred that would require adjustments to or disclosure in the unaudited consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a Delaware limited partnership formed on January 25, 2008 by our General Partner, LEAF Asset Management, LLC (our “General Partner”). Our General Partner, a Delaware limited liability company, is a wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Our offering period began on August 12, 2008. We received our minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and we broke escrow on September 16, 2008. As of June 30, 2009, we had subscriptions for 767,345 limited partner units ($76.6 million).

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

Finance Receivables and Asset Quality

We own commercial finance assets directly which we purchase from our General Partner and are included on our consolidated balance sheets. We also participate in commercial finance assets indirectly through a joint venture, LEAF Funds JV1, that we have invested in with LEAF III, another fund sponsored by our General Partner. We do not consolidate this joint venture, and therefore the commercial finance assets owned by this joint venture are not included on our consolidated balance sheets. Because we participate in the returns of the commercial finance assets held, the below shows data for both the assets we hold directly as well as our pro-rata share of the assets we hold indirectly through LEAF Funds JV1.

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

In June 2009, we acquired RCF which acquires and finances leases and loans. As of June 30, 2009, their portfolio is comprised of 900 leases and loans. As of June 30, 2009, this entity owned $91 million leases and loans and had approximately $82 million of debt outstanding on its revolving $100 million line of credit.

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	June 30, 2009		December 31, 2008
	Held Directly by Us	Held Indirectly by us through LEAF Funds JV1	Held Directly by Us	Held Indirectly by us through LEAF Funds JV1
Investment in commercial finance assets, net	$372,884	$72,734	$14,934	$95,016
Number of contracts	6,400	5,600	1,000	7,000
Number of individual end users (a)	5,700	5,100	800	6,200
Average origination amount	$85.7	$47.2	$20.9	$42.8
Average initial term (in months)	60.9	49.0	45	51
States accounting for 10% or more of commercial finance assets portfolio:
California	14%	20%	21%	20%
Texas	10%	7%	3%	7%
Florida	8%	11%	6%	10%
Types of equipment accounting for 10% or more of commercial finance assets portfolio:
General business loans	4%	24%	—%	—%
Industrial equipment	23%	14%	15%	39%
Medical equipment	23%	20%	11%	20%
Communications	9%	—%	1%	1%
Transportation equipment	—%	—%	45%	—%
Restaurant equipment	7%	24%	4%	22%
Types of business accounting for 10% or more of commercial finance assets portfolio:
Services	48%	49%	25%	52%
Retail Trade	13%	34%	17%	32%
Finance/Insurance/Real Estate	10%	2%	37%	2%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on the origination amount.

As of June 30, 2009, the average original equipment cost increased as compared to December 31, 2008 as a result of consolidating LCFF and RCF, which had average origination amounts of over $80,000 and $160,000, respectively.

We utilize debt, in addition to our equity, to fund the acquisitions of lease and loan portfolios. Our leases and loans are generally assigned as collateral for borrowings as discussed in Liquidity and Capital Resources. As of June 30, 2009, our outstanding debt was $320.8 million. We had no debt outstanding as of December 31, 2008.

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

	As of and For the Six Months Ended June 30, 2009		As of and For the Period Ended December 31, 2008
	Held Directly by Us	Held Indirectly by Us Through LEAF Funds JV1	Held Directly by Us	Held Indirectly by Us Through LEAF Funds JV1
Investment in commercial finance assets before allowance for credit losses	$376,109	$74,316	$15,504	$96,650
Weighted average investment before allowance for credit losses	181,509	87,284	6,383	99,988
Allowance for credit losses	3,225	1,578	570	1,634
Non-performing assets	9,493	3,155	1,187	2,756
Charge-offs, net of recoveries	$377	$2,116	$—	$567
As a percentage of finance receivables:
Allowance for credit losses	0.86%	2.12%	3.68%	1.69%
Non-performing assets	2.52%	4.25%	7.66%	2.85%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	0.21%	2.42%	—%	0.57%

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

For a discussion of our critical accounting policies and estimates, see the discussion our annual report on Form 10-K for fiscal 2008 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

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

We apply SFAS 157, “Fair Value Measurements,” which establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). Because our derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis included the following as of June 30, 2009 (in thousands):

	Fair Value Measurements Using			Assets (Liabilities) At Fair Value
	Level 1	Level 2	Level 3
Assets (Liabilities)
Interest Rate Caps	$—	$943	$—	$943
Interest Rate Swaps	$—	$(9,174)	$—	$(9,174)

Results of Operations

We commenced our operations on September 16, 2008. The following summarizes our result of operations for the three and six months ended June 30, 2009 (dollars in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Revenues:
Interest on equipment financings	$5,063	$6,788
Rental income	340	510
Gains on sales of equipment and lease dispositions, net	21	23
Other	149	200

	5,573	7,521

Expenses:
Interest expense	3,197	4,260
Gains on derivative hedging activities	(1,926)	(983)
Depreciation on operating leases	293	437
Provision for credit losses	2,089	3,032
General and administrative expenses	330	612
Administrative expenses reimbursed to affiliate	660	1,029
Management fees to affiliate	905	1,473

	5,548	9,860

Loss before equity in losses of affiliate	25	(2,339)
Equity in losses of affiliate	(1,490)	(2,690)

Net loss	(1,465)	(5,029)
Less: Net loss attributable to the noncontrolling interest	17	28

Net loss attributable to LEAF 4	$(1,448)	$(5,001)

We expect our revenues to increase as we continue to acquire equipment finance assets from our General Partner. Our investments in commercial finance assets increased to $372.9 million as of June 30, 2009 compared to $14.9 million as of December 31, 2008, due to the consolidation of LCFF’s and RCF’s finance assets and increased purchases of leases and loans from LEAF Financial during the quarter. We expect to acquire additional commercial finance assets as we raise more capital through the sale of partner units and through use of debt facilities. Our General Partner expects revenue derived from these additional leases and loans to exceed the interest expense incurred by the debt incurred to obtain these financings.

As our portfolio of commercial finance assets increases and because we now consolidate LCFF and RCF, our operating expenses will increase, including:

•	increased depreciation expense as we continue to purchase operating leases.

•	increased provision for credit losses as we increase our portfolio.

•

increased interest expense as we entered into a loan and security agreement with Wells Fargo Foothill, LLC in February 2009 and expect to fully utilize the facility to acquire leases and loans, and we now consolidate the debt facility with Morgan Stanley and HVB as a result of LEAF Funds JV2 acquiring an interest in LCFF and the acquisition of RCF. During the three and six months ended June 30, 2009, our weighted average interest rate was 5.6% and 5.5%, respectively, on average debt balances of $234.8 million and $216.6 million, respectively.

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

Equity in losses of affiliate was $1.5 and $2.7 million for the three and six months ended June 30, 2009. In November 2008, we entered into a joint venture agreement with LEAF III, a fund sponsored by our General Partner, whereby we acquired a 49% interest in a pool of leases held by LEAF Funding, LLC, a subsidiary of LEAF III (“LEAF Funds JV1”). As of and for the three and six months ended June 30, 2009, we accounted for LEAF Funds JV1 under the equity method of accounting since we had the ability to exercise significant influence over operational and financial decisions of the entity.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three and six months ended June 30, 2009 was $(2.20) and $(8.83), respectively, based on a weighted average number of limited partner units outstanding of 651,245 and 560,482 respectively during each period.

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

The following table sets forth our sources and uses of cash for the period indicated (in thousands):

Six Months Ended June 30, 2009
Net cash provided by operating activities	$358
Net cash used in investing activities	(91,704)
Net cash provided by financing activities	86,118

Decrease in cash	$(5,228)

Partners’ distributions paid for the six months ended June 30, 2009 were $2.1 million. Distributions to limited partners were 8.5% of invested capital. However, there can be no assurance we will continue to make distributions at this rate.

Cash decreased by $5.2 million primarily due to net acquisitions of leases and loans of $92.1 million, distributions to partners of $2.1 million and increased restricted cash of $3.4 million, which were partially offset by net borrowings of $60.3 million, and capital raised of $33.0 million (net of offering costs of $4.5 million).

Through June 30, 2009, we sold 767,345 units for $76.6 million (before offering costs).

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities were as follows as of June 30, 2009 (in thousands):

	Type	Maturity	Maximum Facility Amount	Amount Outstanding	Amount Available(1)	Amount of Collateral(2)
Wells Fargo	Revolving	Feb 2012	$75,000	$60,000	$15,000	$72,367
Morgan Stanley	Term	(3)	178,528	178,528	—	187,601
HVB	Revolving	(3)	100,000	82,319	17,681	90,162

			$353,528	$320,847	$32,681	$350,130

(1)	Availability under these debt facilities is subject to having sufficient eligible leases or loans (as defined in the respective agreements) to pledge as collateral and compliance with the borrowing base formula.

(2)	Recourse under these facilities is limited to the amount of collateral pledged.

(3)	The Morgan Stanley facility matures in November 2009 and the HVB facility matures in March 2010. If these facilities are not extended at the time of maturity, we would not be required to make full repayment at that time. Rather, we would repay the outstanding debt as payments are received on the underlying leases and loans pledged as collateral.

In February 2009, we entered into a $75 million revolving line of credit with Wells Fargo Foothill, LLC. Interest on this facility is calculated at LIBOR plus a variable margin (4.1% at June 30, 2009). Interest and principal are due monthly as payments are received on the leases and loans collateralizing the borrowings. We are subject to financial covenants under this facility including minimum tangible net worth, maximum leverage ratios and portfolio delinquency that are intended to measure the our financial viability, limit the amount we can borrow based on measuring our debt to net worth and measure performance of our portfolio. In addition, our debt facilities include financial covenants covering LEAF Financial, an affiliate of our General Partner and the servicer of our portfolio. These covenants exist to provide the lender with information about the financial viability of the entity that services our portfolio. These covenants are similar in nature to the covenants discussed above that are applicable to us, and are related to such things as our servicer’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of LEAF Financial’s managed entities. As of June 30, 2009, we are in compliance with the covenants under this facility.

In March 2009, we acquired an ownership interest in LCFF, who has a credit facility with Morgan Stanley Bank. Interest and principal payments are due monthly. LCFF is subject to financial covenants under this facility that are similar to those discussed above with respect to our Wells Fargo Foothill facility. In addition, this facility includes a covenant related to the tangible net worth of RAI, the parent company of our General Partner, which required RAI to maintain a tangible net worth of $125 million. As of March 31, 2009, RAI’s tangible net worth was $118 million. We entered into an amendment and waiver agreement with Morgan Stanley dated July 14, 2009. This agreement lowered RAI’s minimum tangible net worth threshold and irrevocably waives any covenant failures that would have resulted from RAI’s tangible net worth being below the previous threshold. In exchange, we have agreed not to make any additional borrowings under this agreement and the existing amounts outstanding shall be due monthly as payments are received on the lease and loan receivables collateralizing the borrowings. In addition, excess cash received from the payment of leases and loans by obligors shall be used to repay the principal amount owing under this line of credit. In consideration for these modifications, certain covenants were modified or eliminated, including the elimination of all overconcentration limits and borrowing base events of default, we do not owe any additional unused fees, and all breakage fees and prepayment premiums have been removed from the agreement. In addition, the interest rate for the remaining balance will be calculated at LIBOR plus 3.00%.

We acquired RCF in June 2009. RCF has a $100 million revolving credit facility with Bayerische Hypo-Und Vereinsbank AG (“HVB”) to finance the purchase of equipment leases and loans. Borrowings under this facility bear interest at one of the two rates determined by asset class: Pool A- one month LIBOR plus 1.10 % or Pool B- one month LIBOR plus 0.80%. We utilize interest rate swaps on this facility to mitigate fluctuations in interest rates. RCF is subject to financial covenants under this facility that are similar to those discussed above with respect to our Wells Fargo Foothill facility. RCF is in compliance with the covenants under this facility.

Our liquidity is affected by our ability to leverage our portfolio through use of debt facilities. Our ability to obtain debt financing needed to execute our investment strategies has been impacted by the continued tightening of the credit markets. Specifically, we rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. If we are unable to obtain debt that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced.

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

Our liquidity could also be affected by higher than expected defaults on our commercial finance assets, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At June 30, 2009, our credit evaluation indicated a need for an allowance for credit losses of $3.2 million. As our lease portfolio grows and ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments as of June 30, 2009 (in thousands):

	Total	Payments Due by Period
		Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Bank debt (1)	$320,847	$132,801	$124,868	$42,589	$20,589
Subordinated notes (2)	9,355	—	—	—	9,355

1)

To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps which fix the weighted average interest rates. Not included in the table above are estimated interest payments calculated at rates in effect at June 30, 2009: Less than 1 year: $12.7 million; 1-3 years: $12.2 million; 4-5 years: $3.8 million; and after 5 years: $511,000.

2)

Not included in the table above are estimated interest payments on the subordinated notes at June 30, 2009; Less than 1 year: $772,000; 1-3 years: $1.5 million; 4-5 years: $1.5 million; and after 5 years: $515,000.

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we purchase are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At June 30, 2009, our outstanding bank debt totaled $320.8 million which consists of variable rate debt. To mitigate interest rate risk on the variable rate bank debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps, which fixes the weighted average interest rates at 4.4%, 4.7%, 6.4%, 5.9%, and 6.2% for the Wells Fargo Foothill LLC., Morgan Stanley – Pool A, Morgan Stanley – Pool B, and HVB debt facilities – Pool A and Pool B, respectively. At June 30, 2009, the notional amounts of the 45 interest rate swaps were $285.5 million. The interest rate swap agreements terminate on various dates ranging from November 2009 to November 2017.

The following sensitivity analysis table shows, at June 30, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(13,198)	$(8,231)	$(3,868)
Change in fair value	$(4,967)		$4,363
Change as a percent of fair value	(60)%		53%

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

ITEM 4 – CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our limited partnership interests are not publicly traded. As of June 30, 2009, we had 1,667 limited partners.

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

The following table shows the use of proceeds from the offering since the effective date of the registration statement through June 30, 2009:

As of June 30, 2009
Offering proceeds	$76,614,741
Offering expenses based on the amount of the offering proceeds shown in the table:
Sales commissions and related fees (1)	5,277,223
Dealer-Manager fees (1)	2,271,713
Reimbursement for accountable due diligence expenses (3)	84,465
Organization expenses (2)	2,303,343

Total public offering and organization expenses	9,936,744
Acquisition fees (3)	1,637,684
Reserves	766,147
Total proceeds available for investment	$64,274,166

(1)	Paid to an affiliate of our General Partner which is then remitted to third parties.

(2)	Paid to our General Partner.

(3)	Paid to an affiliate of our General Partner.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership (1)

3.2	Amended and Restated Agreement of Limited Partnership (2)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	Form of Origination and Servicing Agreement Among LEAF Financial Corporation, LEAF Equipment Finance Fund 4, LP and LEAF Funding, Inc. (1)

10.2	Receivables Loan and Security Agreement, dated as of October 31, 2006, among Resource Capital Funding II, LLC, as the Borrower, and LEAF Financial Corporation, as the Servicer, and Morgan Stanley Bank, as a Lender and Collateral Agent, and U.S. Bank National Association, as the Custodian and the Lender’s Bank and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, as amended through November 13, 2008 (3)

10.3	Forbearance and Reservation of Rights, dated as of May 14, 2009, by and among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Bank, NA, and Morgan Stanley Capital Services Inc. (4)

10.4	Indenture by and between LEAF Commercial Finance Fund, LLC and U.S. Bank National Association (3)

10.5	Amended and Restated Limited Liability Company Agreement of LEAF Commercial Finance Fund, LLC (3)

10.6	Limited Liability Company Agreement of LEAF Funds Joint Venture 2, LLC (3)

10.7	Membership Interest Purchase Agreement by and between LEAF Financial Corporation and LEAF Funds Joint Venture 2, LLC (3)

10.8	Seventh Amendment to the Receivables Loan and Security Agreement and Waiver, dated as of July 14, 2009, with Morgan Stanley Bank, N.A., as lender and as collateral agent

10.9	Sale and Assignment Agreement between LEAF Asset Management, LLC and LEAF Equipment Finance Fund 4, LP dated June 30, 2009

10.10	Receivables Loan and Security Agreement, dated as of March 31, 2006, among Resource Capital Funding, LLC, LEAF Financial Corporation, Black Forest Funding Corporation, Bayerische Hypo- Und Vereinsbank AG, U.S. Bank National Association, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as amended through the Seventh Amendment (the “HVB Agreement”)

10.11	Eight Amendment Agreement to the HVB Agreement

10.12	Ninth Amendment Agreement to the HVB Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on March 24, 2008 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to Form 8-A on May 8, 2009 and by this reference incorporated herein.

(3)	Filed previously on May 12, 2009 in Post-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT FINANCE FUND 4, L.P.

	By:	LEAF Asset Management, LLC, its General Partner

August 14, 2009	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer

August 14, 2009	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer

August 14, 2009	/s/ Tonya L. Zweier
TONYA L. ZWEIER
Chief Accounting Officer