Form 10-Q
period 2009-09-30
LEAF Equipment Finance Fund 4, L.P.
filed 2009-11-23
CIK 1426850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash	$5,514	$6,736
Restricted cash	22,079	16
Investment in commercial finance assets, net	526,678	14,934
Investment in affiliated leasing partnership	—	10,466
Derivative assets at fair value	752	—
Deferred financing costs, net	4,362	125
Other assets	282	10

	$559,667	$32,287

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$459,555	$—
Accounts payable, accrued expenses and other liabilities	2,357	199
Derivative liabilities at fair value	12,890	—
Due to affiliates	2,309	427
Subordinated notes payable	9,355	—

Total liabilities	486,466	626

Commitments and contingencies

Partners’ Capital:
General partner	(170)	(12)
Limited partners	72,407	32,240
Accumulated other comprehensive loss	—	(567)

Total LEAF 4 partners’ capital	72,237	31,661
Noncontrolling interest	964	—

Total partners’ capital	73,201	31,661

Total liabilities and partners’ capital	$559,667	$32,287

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except unit and per unit data)

(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008*
Revenues:
Interest on equipment financings	$8,548	$3		$15,336		$3
Rental income	514	—		1,024		—
Gains on sales of equipment and lease dispositions, net	201	—		224		—
Other	250	—		450		—

	9,513	3		17,034		3

Expenses:
Interest expense	8,143	—		12,403		—
Losses (gains) on derivative hedging activities	107	—		(876)		—
Depreciation on operating leases	452	—		889		—
Provision for credit losses	4,909	—		7,941		—
General and administrative expenses	371	1		983		1
Administrative expenses reimbursed to affiliate	818	—		1,847		—
Management fees to affiliate	1,148	—		2,621		—

	15,948	1		25,808		1

(Loss) income before equity in losses of affiliate	(6,435)	2		(8,774)		2
Equity in losses of affiliate	(571)	—		(3,261)		—

Net (loss) income	(7,006)	2		(12,035)		2
Less: Net loss attributable to noncontrolling interests	83	—		111		—

Net (loss) income attributable to LEAF 4	$(6,923)	$2		$(11,924)		$2

Weighted average number of limited partner units outstanding during the period	908,843	103,188	**	679,229		n/m

Net (loss) income per weighted average limited partner unit	$(7.54)	$0.02		$(17.38)	$	n/m

*	For the period January 25, 2008 (date of formation) to September 30, 2008

**	For the period September 16, 2008 (commencement of operations) through September 30, 2008

n/m – not meaningful

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2009

(in thousands, except unit data)

(unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive		Noncontrolling	Total Partners’	Comprehensive
	Amount	Units	Amount	(Loss) Income	Total	Interest	Capital	(Loss) Income
Balance, January 1, 2009	$(12)	390,925	$32,240	$(567)	$31,661	$—	$31,661	$—
Sales of limited partnership units	—	644,227	64,223	—	64,223	—	64,223	—
Offering costs related to the sale of limited partner units	—	—	(7,900)	—	(7,900)	—	(7,900)	—
Issuance of membership interest to noncontrolling interest	—	—	—	—	—	428	428	—
Cash distributions	(39)	—	(3,833)	—	(3,872)	—	(3,872)	—
Redemption of limited partnership units	—	(6,054)	(518)	—	(518)	—	(518)	—
Comprehensive Loss:
Net loss	(119)	—	(11,805)	—	(11,924)	(111)	(12,035)	$(12,035)
Unrealized gains on financial derivatives	—	—	—	1,347	1,347	—	1,347	1,347

Comprehensive loss	—	—	—	—	—	—	—	(10,688)
Consolidation of LEAF Funds JV1	—	—	—	(780)	(780)	647	(133)	—
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	—	—	111

Comprehensive loss attributable to LEAF 4	—	—	—	—	—	—	—	$(10,577)

Balance, September 30, 2009	$(170)	1,029,098	$72,407	$—	$72,237	$964	$73,201

The accompanying notes are an integral part of this consolidated financial statement.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008*
Cash flows from operating activities:
Net (loss) income attributable to LEAF 4	$(11,924)	$2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(224)	—
Amortization of deferred financing costs and financial derivatives	3,601	—
Depreciation on operating leases	889	—
Provision for credit losses	7,941	—
Equity in losses of affiliate	3,261	—
Net loss attributable to noncontrolling interest	(111)	—
Gains on derivative hedging activities	(1,148)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Other assets	73	—
Accounts payable, accrued expenses and other liabilities	202	4
Due to affiliates, net	(421)	575

Net cash provided by operating activities	2,139	581

Cash flows from investing activities:
Purchases of commercial finance assets, net	(154,838)	(10,675)
Proceeds from commercial finance assets, net	56,045	16
Security deposits returned, net of collected	(103)	—
Issuance of membership interest in LEAF Funds JV2 to noncontrolling interest	428	—
Investment in LEAF Funds JV1	(1,225)	—
Investment in LEAF Commercial Finance Fund, net of cash acquired	(7,649)	—
Investment in RCF	(7,545)	—
Investment in LEAF Fund JV1, net of cash acquired	(8,382)	—

Net cash used in investing activities	(123,269)	(10,659)

Cash flows from financing activities:
Borrowings of bank debt	127,125	—
Repayment of bank debt	(54,316)	—
Increase in restricted cash	(3,216)	(14)
Increase in deferred financing costs	(1,840)	—
Acquisition of financial derivatives	(81)	—
General partner’s capital contributions	—	1
Limited partners’ capital contributions	64,223	12,750
Payment of offering costs incurred for the sale of partnership units	(7,597)	(1,312)
Cash distributions to partners	(3,872)	—
Redemption of limited partnership units	(518)	—

Net cash provided by financing activities	119,908	11,425

(Decrease) increase in cash	(1,222)	1,347
Cash, beginning of period	6,736	—

Cash, end of period	$5,514	$1,347

*	For the period January 25, 2008 (date of formation) to September 30, 2008

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

September 30, 2009

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

LEAF Equipment Finance Fund 4, L.P. (the “Fund”) is a Delaware limited partnership formed on January 25, 2008 by its General Partner, LEAF Asset Management, LLC (the “General Partner”). The General Partner, a Delaware limited liability company, is a wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. The Fund received its minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and it broke escrow on September 16, 2008. The Fund had registered to raise $200 million through the offering of 2 million limited partnership units. However, the General Partner closed the offering on October 30, 2009. Through November 13, 2009, the Fund had received subscriptions for 1.2 million limited partnership units for gross proceeds of $125.6 million, which includes $1 million invested by the General Partner.

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

The consolidated financial statements and notes thereto as of September 30, 2009 and for the three and nine months ended September 30, 2009 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the nine months ended September 30, 2009 may not necessarily be indicative of the results of operations for the year ending December 31, 2009.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiary, LEAF 4A SPE, LLC. Effective March 1, 2009, the consolidated financial statements also include LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”), in which the Fund acquired and maintains a 98% interest. Effective June 30, 2009, the consolidated financial statements also include Resource Capital Funding, LLC (“RCF”) in which the Fund acquired a 100% interest as discussed in Note 3. Also, as discussed in Note 3, effective August 31, 2009, the consolidated financial statements include LEAF Funding, LLC (“LEAF Funds JV1”) in which the Fund holds an approximate 96% interest. All intercompany accounts and transactions have been eliminated in consolidation.

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

September 30, 2009

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

The Fund reflects the participation of LEAF Equipment Leasing Income Fund III, L.P. (“LEAF III”) in the net assets and in the income or losses of LEAF Funds JV1 and LEAF Funds JV2 as noncontrolling interest in the consolidated balance sheets and statements of operations. Noncontrolling interest adjusts the Fund’s consolidated operating results to reflect only the Fund’s share of the earnings or losses of LEAF Funds JV1 and LEAF Funds JV2.

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

September 30, 2009

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

Restricted Cash

Restricted cash includes cash being held in reserve by the Fund’s lenders. Restricted cash also includes approximately $4.6 million of customer payments deposited into a lockbox shared with LEAF Financial and other entities serviced by LEAF Financial. The lockbox is in the name of U.S. Bank National Association as trustee under an inter-creditor agreement among LEAF Financial, the other entities and their respective lenders. These amounts represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

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

September 30, 2009

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Revenue Recognition – (Continued)

Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease term of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three and nine months ended September 30, 2009.

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

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due (“non-accrual”), or, in the case of future payment card receivables, when no payments have been received in 60 days. As of September 30, 2009 and December 31, 2008, the Fund had $11.9 million and $1.2 million, respectively, of commercial finance assets on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.

Derivative Instruments

The Fund’s debt facilities generally require it to enter into derivative contracts, including interest rate swaps and interest rate caps, to add stability to its financing costs and to manage its exposure to interest rate movements or other identified risks. U.S. GAAP requires recognition of all derivatives at fair value as either assets or liabilities in the consolidated balance sheets. The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. The Fund has elected not to apply hedge accounting, and therefore any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative hedging activities in the consolidated statements of operations.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

September 30, 2009

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

Newly Adopted Accounting Principles

In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance relating to subsequent events and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Fund adopted this guidance during the quarter ended June 30, 2009.

In April 2009, the FASB issued amended guidance relating to interim disclosures about the fair value of financial instruments. The amended guidance requires disclosures about fair value of financial instruments in interim as well as in annual financial statements and requires those disclosures in summarized financial information at interim reporting periods. The adoption of the amended guidance had no impact on the Fund’s consolidated financial position or results of operations.

Accounting Standards Issued But Not Yet Effective

In June 2009, the FASB issued guidance requiring a qualitative approach to identifying a controlling financial interest in a VIE, and an ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for the Fund effective January 1, 2010. The Fund is currently evaluating the impact of this guidance on its consolidated financial position and results of operations.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

September 30, 2009

(unaudited)

NOTE 3 – ACQUISITION OF INTERESTS IN POOLS OF LEASE ASSETS

In March 2009, the Fund and LEAF III formed LEAF Funds JV2, a joint venture which acquired an interest in LCFF, a VIE, that had been owned by LEAF Financial.

In June 2009, the Fund acquired a pool of lease assets through the acquisition of RCF from the Fund’s General Partner, which had acquired RCF in June 2009 from an affiliate of the Fund’s General Partner, for the purpose of obtaining such assets for the Fund.

In November 2008, the Fund and LEAF III formed LEAF Funds JV1, a joint venture which owned a pool of lease assets. The Fund acquired a 49% interest in such joint venture. In August 2009, the Fund increased its ownership interest in LEAF Funds JV1 by an additional 47%. As a result of this transaction, LEAF Funds JV1 was consolidated with the results of the Fund effective August 31, 2009.

The following summarizes the impact of the above transactions on the Fund’s consolidated balance sheet as of each respective acquisition date (in thousands):

	LCFF	RCF	LEAF Funds JV1
Cash	$2,024	$—	$118
Restricted cash	6,713	4,218	7,916
Investment in commercial finance assets	192,528	90,534	140,538
Debt	(178,211)	(82,319)	(126,216)
Derivative assets	719	—	—
Derivative liability	(5,566)	(4,431)	(3,887)
Subordinated notes	(9,355)	—	—
Due to affiliates	(8,409)	(90)	(1,102)
Accounts payable and accrued expenses	—	(478)	(691)
Deferred financing costs and other assets	1,730	111	1,468
Other	—	—	133

	2,173	7,545	18,277
Less: the Fund’s prior ownership	—	—	(9,777)

Total purchase price for equity interest	2,173	7,545	8,500
Cash acquired	(2,024)	—	(118)

Total purchase price for equity interest, net of cash acquired	149	7,545	8,382
Paydown of due to affiliate balance	7,500	—	—

Total purchase price, net of cash acquired	$7,649	$7,545	$8,382

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

September 30, 2009

(unaudited)

NOTE 4 – INVESTMENT IN COMMERCIAL FINANCE ASSETS

The Fund’s investment in commercial finance assets, net, consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Direct financing leases	$171,149	$3,025
Loans	353,680	8,700
Other financings (a)	7,539	3,779

	532,368	15,504
Allowance for credit losses	(5,690)	(570)

	$526,678	$14,934

(a)	Other financings include operating leases and future payment card receivables.

The components of direct financing leases and loans are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Direct Financing Leases	Loans	Direct Financing Leases	Loans
Total future minimum payments	$194,365	$422,918	$3,404	$9,312
Unearned income	(23,762)	(60,703)	(458)	(531)
Residuals, net of unearned residual income	3,365	—	105	—
Security deposits	(2,819)	(8,535)	(26)	(81)

	$171,149	$353,680	$3,025	$8,700

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

September 30, 2009

(unaudited)

NOTE 4 – INVESTMENT IN COMMERCIAL FINANCE ASSETS – (Continued)

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Allowance for credit losses, beginning of period	$3,225	$570
Provision for credit losses	4,909	7,941
Charge-offs	(2,549)	(3,009)
Recoveries	105	188

Allowance for credit losses, end of period	$5,690	$5,690

NOTE 5 – BANK DEBT

The Fund’s bank debt consists of the following (in thousands):

			September 30, 2009
	Type	Maturity Date	Amount of Facility	Outstanding Balance (1)	Amount Available (2)	Interest rate per annum adjusted for swaps (3)
Wells Fargo	Revolving	February 2012	$75,000	$74,988	$12	4.3%
Morgan Stanley	Term	(4) (5)	164,458	164,458	—	5.0%
HVB	Revolving	(4)	100,000	100,000	—	5.2%
Morgan Stanley/RBS-A	Term	(5)	101,892	101,892	—	8.4%
Morgan Stanley/RBS-B	Term	(5)	18,217	18,217	—	21.9%

			$459,567	$459,555	$12

(1)	Collateralized by specific leases and loans and related equipment. As of September 30, 2009, $495.1 million of leases and loans and $17.4 million of restricted cash were pledged as collateral under the Fund’s credit facilities.

(2)	Availability under these debt facilities is subject to having sufficient eligible leases or loans (as defined in the respective agreements) to pledge as collateral and compliance with the borrowing base formula.

(3)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap and cap agreements. The interest rate swap agreements terminate on various dates and fix the LIBOR-component of the interest rate. This rate reflects the weighted average fixed rate.

(4)	The Morgan Stanley facility matured on October 31, 2009 (see (5) below) and the HVB facility matures in March 2010. If these facilities are not extended at the time of maturity, the Fund would not be required to make full repayment at that time. Rather, the Fund would repay the outstanding debt as payments are received on the underlying leases and loans pledged as collateral.

(5)	The Morgan Stanley facility matured on October 31, 2009 and the Morgan Stanley/RBS facilities matured on November 1, 2009. In addition, the Fund breached a covenant whereby LEAF Financial, the servicer of the leases and loans, must meet certain profitability measures. The lenders have agreed to forebear from exercising any of their rights or remedies resulting from the loan’s maturities and servicer covenant breach until December 1, 2009. The Fund is engaged in discussions with the lenders to extend the maturities of these facilities in addition to modifying the covenant, although there can be no assurance that such extension and covenant modifications will be executed. If the Fund does not obtain such extension or covenant modifications, amounts owed under the credit facilities, which are non-recourse the Fund, could become due and payable on December 1, 2009.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

September 30, 2009

(unaudited)

NOTE 5 – BANK DEBT – (Continued)

In February 2009, the Fund entered into a $75 million non-recourse, revolving line of credit with Wells Fargo Foothill, LLC. Interest on this facility is calculated at LIBOR plus a variable margin (4.1% at September 30, 2009). Interest and principal are due monthly as payments are received on the leases and loans collateralizing the borrowings. The Fund is subject to financial covenants under this facility including minimum tangible net worth, maximum leverage ratios and portfolio delinquency that are intended to measure the Fund’s financial viability, limit the amount the Fund can borrow based on measuring its debt to net worth and measure performance of its portfolio. In addition, the Fund’s debt facilities include financial covenants covering LEAF Financial, an affiliate of the General Partner and the servicer of its portfolio. These covenants exist to provide the lender with information about the financial viability of the entity that services its portfolio. These covenants are similar in nature to the covenants discussed above that are applicable to the Fund, and are related to such things as its servicer’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance with the debt terms of all of LEAF Financial’s managed entities. As of September 30, 2009, the Fund is in compliance with the covenants under this facility.

The Fund has a non-recourse term facility with Morgan Stanley Bank. Interest at LIBOR plus 3.00% and principal payments are due monthly. LCFF is subject to financial covenants under this facility that are similar to those discussed above with respect to the Fund’s Wells Fargo Foothill facility. As of September 30, 2009, the Fund is in compliance with the covenants under this facility.

The Fund has a $100 million secured revolving credit facility, which is recourse to RCF only, with Bayerische Hypo-Und Vereinsbank AG (“HVB”) to finance the purchase of equipment leases and loans. Borrowings under this facility bear interest at one of the two rates determined by asset class: Pool A- one month LIBOR plus 1.10% or Pool B- one month LIBOR plus 0.80%. The Fund utilizes interest rate swaps on this facility to mitigate fluctuations in interest rates. RCF is subject to financial covenants under this facility that are similar to those discussed above with respect to the Fund’s Wells Fargo Foothill facility. As of September 30, 2009, RCF is in compliance with the covenants under this facility.

The Fund has a $120.1 million non-recourse, term loan with Morgan Stanley/RBS. The term loan has two classes of loans—Class A and Class B. Borrowings under Class A have varying interest rates as follows: (i) through the maturity date the rate is one month LIBOR plus 4.00% and (ii) from and after the maturity date or during any event of default the rate is one month LIBOR plus 5.00%. Borrowings under Class B have varying interest rates as follows: (i) through the maturity date the rate is one month LIBOR plus 17.5% and (ii) from and after the maturity date or during any event of default the rate is one month LIBOR plus 20.0%. The Fund utilizes interest rate swaps under this facility to mitigate fluctuations in interest rates. LEAF Funds JV1 is subject to financial covenants under this facility that are similar to those discussed above with respect to the Morgan Stanley facility. As of September 30, 2009, LEAF Funds JV1 is in compliance with the covenants under this facility, except as described in note (5) to the table above.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

September 30, 2009

(unaudited)

NOTE 5 – BANK DEBT – (Continued)

Debt repayments

Annual principal payments on the Fund’s aggregate borrowings over the next five years ended September 30 and thereafter, are as follows (in thousands):

2010	$274,954
2011	64,176
2012	65,167
2013	25,783
2014	11,721
Thereafter	17,754

$459,555

NOTE 6 – SUBORDINATED NOTES PAYABLE

LCFF offered 8.25% secured promissory notes (the “Notes”), which are recourse to LCFF only. The Notes have a six-year term, are recourse to LCFF and require interest only payments until their maturity in February 2015. The Notes are subordinated to the Morgan Stanley bank debt. LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period. This offering closed in February 2009 having raised $9.4 million.

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

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

September 30, 2009

(unaudited)

NOTE 7 – DERIVATIVE INSTRUMENTS – (Continued)

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps and caps. The Fund has elected not to apply hedge accounting; therefore, changes in the fair value of those derivatives are recorded directly to earnings as they occur. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporates the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of September 30, 2009, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $13.2 million. As of September 30, 2009, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at September 30, 2009, it could have been required to settle its obligations under the agreements at their termination value of $13.2 million.

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

At September 30, 2009, the Fund had 40 interest rate swap agreements that terminate on various dates ranging from November 2009 to November 2020, and 11 interest rate cap agreements that terminate on various dates ranging from June 2011 to February 2016. The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2009 and on the consolidated statement of operations for the three and nine months ended September 30, 2009 (in thousands):

Fair Value of Derivative Instruments as of September 30, 2009

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate cap contracts	$76,468	Derivative assets at fair value	$752
Interest rate swap contracts	337,847	Derivative liabilities at fair value	(12,890)

	$414,315

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives not designated as hedging	Notional Amount	Statement of Operations Location	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Interest rate cap contracts	$76,468	Losses (gains) on derivative hedging activities	$573	$(154)
Interest rate swap contracts	337,847	Gains on derivative hedging activities	(466)	(722)

	$414,315		$107	$(876)

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

September 30, 2009

(unaudited)

NOTE 8 - FAIR VALUE MEASUREMENT

For cash, receivables and payables, the carrying amounts approximate fair values because of the short term maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates.

It is not practicable for the Fund to estimate the fair value of the Fund’s commercial finance assets. They are comprised of a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer’s views of economic and industry conditions, the Fund’s and the buyer’s tax considerations, and other factors.

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

•

Level 3 –. Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The Fund employs a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives are recorded in the consolidated balance sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Fund has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, the Fund has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Fund has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

September 30, 2009

(unaudited)

NOTE 8 - FAIR VALUE MEASUREMENT – (Continued)

Assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2009 (in thousands):

	Fair Value Measurements Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	At Fair Value
Interest rate caps	$—	$752	$—	$752
Interest rate swaps	$—	$(12,890)	$—	$(12,890)

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008*
Acquisition fees	$971	$150	$2,428	$150
Management fees	1,148	—	2,621	—
Administrative expenses	818	—	1,847	—
Organization and offering expense allowance	496	382	1,627	382
Underwriting fees	2,589	1,275	6,273	1,275

*	For the period January 25, 2008 (date of formation) to September 30, 2008.

Acquisition Fees. An affiliate of the General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. LCFF pays the General Partner a subordinated annual asset management fee equal to 1% of assets under management for managing LCFF’s assets, or, if less, a management fee that is reasonably competitive, and would customarily be paid to non-affiliated third-parties rendering similar services. For all other leases and loans, the Fund pays the General Partner a subordinated annual asset management fees equal to 4% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. During the Fund’s five-year investment period, management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital.

Administrative Expenses. The Fund reimburses the General Partner and its affiliates for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

Organization and Offering Expense Allowance and Underwriting Fees. The Fund pays the General Partner and Chadwick Securities, Inc. (“Chadwick”), a wholly owned subsidiary of RAI, an organization and offering expense allowance based on a sliding scale of the offering proceeds raised. This amount includes reimbursement to

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

September 30, 2009

(unaudited)

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES – (Continued)

Chadwick to use for the selling dealers’ bona fide accountable due diligence expenses of up to 0.5% of the proceeds of each unit sold by them. These charges were recorded by the Fund as offering costs related to the sale of partnership units.

Chadwick was paid an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold the units in the offering. Chadwick also received sales commissions of 7% of the proceeds of each unit that they sold. Chadwick did not sell any units and did not retain sales commissions through September 30, 2009.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

NOTE 10 – SUBSEQUENT EVENTS

The Fund has evaluated subsequent events through November 23, 2009, the date which these financial statements were issued and filed with the SEC, and determined that there have not been any events that have occurred that would require adjustments to or additional disclosure in the unaudited consolidated financial statements.

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

Overview

We are a Delaware limited partnership formed on January 25, 2008 by our General Partner, LEAF Asset Management, LLC (our “General Partner”). Our General Partner, a Delaware limited liability company, is a wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Our offering period began on August 12, 2008. We received our minimum subscription proceeds of $2.0 million (20,000 units) required to begin operations and we broke escrow on September 16, 2008. We had registered to raise $200 million through the sale of 2 million limited partnership units. However, the General Partner closed the offering on October 30, 2009. Through November 13, 2009, we received subscriptions for 1.2 million limited partnership units for gross proceeds of $125.6 million, which includes $1 million invested by our General Partner.

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

Finance Receivables and Asset Quality

We own commercial finance assets purchased directly from our General Partner, which are included on our consolidated balance sheets. We also participate in commercial finance assets through a joint venture, LEAF Funds JV1, that we formed with LEAF Equipment Leasing Income Fund III, L.P. (“LEAF III”), another fund sponsored by our General Partner. As of December 31, 2008, we did not consolidate this joint venture, and therefore, the commercial finance assets owned by this joint venture were not included in our consolidated balance sheet. Because we participate in the returns of the commercial finance assets held by this joint venture, the 2008 data below presents the assets we held directly and our pro-rata share of the assets held indirectly through LEAF Funds JV1. Effective August 31, 2009, we owned approximately 96% of this joint venture, and therefore the commercial finance assets owned by this joint venture were included in our consolidated balance sheet beginning on such date.

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	September 30, 2009	December 31, 2008
		Held Directly by Us	Held Indirectly by us through LEAF Funds JV1
Investment in commercial finance assets, net	$526,678	$14,934	$95,016
Number of contracts	13,000	1,000	7,000
Number of individual end users (a)	11,700	800	6,200
Average origination amount	$64.4	$20.9	$42.8
Average initial term (in months)	61.8	45	51
States accounting for 10% or more of commercial finance assets portfolio:
California	15%	21%	20%
Florida	9%	6%	10%
Types of equipment accounting for 10% or more of commercial finance assets portfolio:
Medical equipment	21%	11%	20%
Industrial equipment	20%	15%	39%
Restaurant equipment	12%	4%	22%
Transportation equipment	—%	45%	—%
Types of business accounting for 10% or more of commercial finance assets portfolio:
Services	47%	25%	52%
Retail Trade	19%	17%	32%
Finance/Insurance/Real Estate	8%	37%	2%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on the origination amount.

As of September 30, 2009, the average original equipment cost increased as a result of the growth in our portfolio.

We utilize debt, in addition to our equity, to fund the acquisitions of lease and loan portfolios. Our leases and loans are generally assigned as collateral for borrowings as discussed in Liquidity and Capital Resources. As of September 30, 2009, our outstanding debt was $459.6 million. We had no debt outstanding as of December 31, 2008.

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

	As of and For the Nine Months Ended September 30, 2009	As of and For the Period Ended December 31, 2008
		Held Directly by Us	Held Indirectly by Us Through LEAF Funds JV1
Investment in commercial finance assets before allowance for credit losses	$532,368	$15,504	$96,650
Weighted average investment before allowance for credit losses	252,616	6,383	99,988
Allowance for credit losses	5,690	570	1,634
Non-performing assets	11,874	1,187	2,756
Charge-offs, net of recoveries	$2,821	$—	$567
As a percentage of finance receivables:
Allowance for credit losses	1.07%	3.68%	1.69%
Non-performing assets	2.23%	7.66%	2.85%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	1.12%	—%	0.57%

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

For a discussion of our critical accounting policies and estimates, see the discussion in our annual report on Form 10-K for the year ended December 31, 2008 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Fair Value of Interest Rate Swaps and Caps

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). Because our derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis included the following as of September 30, 2009 (in thousands):

	Fair Value Measurements Using			Assets (Liabilities) At Fair Value
	Level 1	Level 2	Level 3
Interest rate caps	$—	$752	$—	$752
Interest rate swaps	$—	$(12,890)	$—	$(12,890)

Results of Operations

Three and Nine Months Ended September 30, 2009 and 2008.

We commenced our operations on September 16, 2008. The following summarizes our result of operations for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008*
Revenues:
Interest on equipment financings	$8,548	$3	$15,336	$3
Rental income	514	—	1,024	—
Gains on sales of equipment and lease dispositions, net	201	—	224	—
Other	250	—	450	—

	9,513	3	17,034	3

Expenses:
Interest expense	8,143	—	12,403	—
Losses (gains) on derivative hedging activities	107	—	(876)	—
Depreciation on operating leases	452	—	889	—
Provision for credit losses	4,909	—	7,941	—
General and administrative expenses	371	1	983	1
Administrative expenses reimbursed to affiliate	818	—	1,847	—
Management fees to affiliate	1,148	—	2,621	—

	15,948	1	25,808	1

(Loss) income before equity in losses of affiliate	(6,435)	2	(8,774)	2
Equity in losses of affiliate	(571)	—	(3,261)	—

Net (loss) income	(7,006)	2	(12,035)	2
Less: Net loss attributable to noncontrolling interest	83	—	111	—

Net (loss) income attributable to LEAF 4	$(6,923)	$2	$(11,924)	$2

*	For the period January 25, 2008 (date of formation) to September 30, 2008

We expect our revenues to increase as we continue to acquire equipment finance assets from our General Partner and we realize the full year effect of the growth in our portfolio in 2009. Our investments in commercial finance assets increased to $526.7 million as of September 30, 2009 compared to $14.9 million as of December 31, 2008. We expect to acquire additional commercial finance assets as we raise more capital through the sale of partner units and through the use of debt facilities. Our General Partner expects revenue derived from these additional leases and loans to exceed the interest expense incurred by the debt incurred to obtain these financings.

As our portfolio of commercial finance assets increases, our operating expenses will increase, including:

•	increased depreciation expense as we continue to purchase operating leases.

•	increased provision for credit losses as we increase our portfolio.

•

increased interest expense as we entered into a loan and security agreement with Wells Fargo Foothill, LLC in February 2009 and have fully utilized the facility to acquire leases and loans, and we now consolidate the debt of LCFF, RCF and LEAF Funds JV1. During the three and nine months ended September 30, 2009, our weighted average interest rate was 7.0% and 4.4%, respectively, on average debt balances of $457.3 million and $451.7 million, respectively. The weighted average interest rate increased during the three months ended September 30, 2009 due to the consolidation of the LEAF Funds JV1 debt.

•	increased management fees to affiliate based on payments of commercial finance assets processed by our General Partner.

•	increased administrative expenses reimbursed to affiliate representing reimbursements made to our General Partner for expenses incurred for managing us.

•	increased general and administrative expenses representing costs we incur to operate.

•

gains (losses) on derivative hedging activities. Gains (losses) on derivative hedging activities include cash payments or receipts relating to our hedging activities and the changes in the fair value of our derivative financial instruments. For the nine months ended September 30, 2009, net cash payments were $272,000 and the change in fair value resulted in a non-cash gain of $1.1 million. These gains (losses) will be based on the value of the derivative contracts at the respective balance sheet date and in a volatile market that is changing daily, may not necessarily reflect the cash amount to be paid at settlement. These gains (losses) will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

Equity in losses of affiliate was $571,000 and $3.3 million for the three and nine months ended September 30, 2009. In November 2008, we formed a joint venture with LEAF III, and acquired a 49% interest in that joint venture and the pool of leases held by it. From November 2008 through August 2009, we accounted for our investment in LEAF Funds JV1 under the equity method of accounting. In August 2009, we increased our interest in LEAF Funds JV1 by 47%. As a result of this transaction, we now own approximately 96% of LEAF Funds JV1 and LEAF Funds JV1 was consolidated with our results effective August 31, 2009.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three and nine months ended September 30, 2009 was $(7.54) and $(17.38), respectively, based on a weighted average number of limited partner units outstanding of 908,843 and 679,229, respectively, during each period.

Liquidity and Capital Resources

Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans and distributions to partners. During the life of the partnership, we depend upon cash generated from operations, and the excess cash derived from the collection of lease payments after debt service to meet our liquidity needs. However, during the offering period, which closed on October 30, 2009, our principal source of liquidity has been the sale of $125.6 million in partnership units.

Our ongoing liquidity is affected by our ability to leverage our portfolio through the use of debt facilities. Our ability to obtain debt financing needed to execute our investment strategies has been impacted by the continued tightening of the credit markets. Specifically, we rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. If we are unable to obtain debt that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced.

We continue to seek and maintain sources of financing, including expanded bank financing and the use of joint venture strategies, which will enable us to originate investments and generate income while preserving capital. We are in discussion with several sources of debt financing to support the growth in our lease and loan portfolio. To the extent the credit markets available to us are or become adversely affected by the current weaknesses in the national economy, our ability to obtain debt to help build our portfolio on terms we deem acceptable may be reduced or delayed and our cost of borrowings may increase.

Despite the tight credit markets during 2009, we have been able to obtain leverage by acquiring existing pools of commercial finance assets and the existing related debt.

We anticipate that the lease and loan rates we charge to our customers will also increase to compensate for our increase in borrowing costs. However, our profitability may be negatively impacted if we are unable to increase our lease and loan rates and our borrowing costs increase.

The terms of our existing and future debt facilities include and will include financial covenants. Our liquidity and compliance with the covenants under our debt facilities could also be affected by higher than expected payment defaults on our commercial finance assets. These payment defaults would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In addition, if we do not meet the requirements of the debt covenants, a default could occur that would have an adverse effect on our operations, payment of partners’ distributions and could force us to liquidate all or a portion of our portfolio securing our debt facilities. If required, a sale of a portfolio, or any portion thereof, could be at prices lower than its carrying value, which could result in losses and reduce our income and distributions to our partners. Covenant violations could also lead to changes in debt terms that would adversely impact our cash flow.

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

The following table sets forth our sources and uses of cash for the period indicated (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$2,139	$581
Net cash used in investing activities	(123,269)	(10,659)
Net cash provided by financing activities	119,908	11,425

(Decrease) increase in cash	$(1,222)	$1,347

Partners’ distributions paid for the nine months ended September 30, 2009 were $3.9 million. Distributions to limited partners were 8.5% of invested capital. However, there can be no assurance we will continue to make distributions at this rate.

Cash decreased by $1.2 million primarily due to net acquisitions of leases and loans of $98.8 million, investments in LCFF, RCF and LEAF Funds JV1 of $24.8 million in total, distributions to partners of $3.9 million and an increase in restricted cash of $3.2 million, which was partially offset by net borrowings of $72.8 million and capital raised of $56.6 million (net of offering costs of $7.6 million).

Through November 13, 2009, we sold 1.2 million limited partnership units for $125.6 million (before offering costs), which includes $1 million invested by our General Partner.

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of September 30, 2009 were as follows (in thousands):

	Type	Maturity Date	Amount of Facility	Amount Outstanding	Amount Available (1)	Amount of Collateral (2)
Wells Fargo	Revolving	February 2012	$75,000	$74,988	$12	$91,102
Morgan Stanley	Term	(4)	164,458	164,458	—	172,356
HVB	Revolving	(3)	100,000	100,000	—	109,208
Morgan Stanley/RBS	Term	(4)	120,109	120,109	—	139,829

			$459,567	$459,555	$12	$512,495

(1)	Availability under these debt facilities is subject to having sufficient eligible leases or loans (as defined in the respective agreements) to pledge as collateral and compliance with the borrowing base formula.

(2)	Recourse under these facilities is limited to the amount of collateral pledged.

(3)	The Morgan Stanley facility matured on October 31, 2009 (see (4) below) and the HVB facility matures in March 2010. If these facilities are not extended at the time of maturity, we would not be required to make full repayment at that time. Rather, we would repay the outstanding debt as payments are received on the underlying leases and loans pledged as collateral.

(4)	The Morgan Stanley facility matured on October 31, 2009 and the Morgan Stanley/RBS facilities matured on November 1, 2009. In addition, we breached a covenant whereby LEAF Financial, the servicer of the leases and loans, must meet certain profitability measures. The lenders have agreed to forebear from exercising any of their rights or remedies resulting from the loan’s maturities and servicer covenant breach until December 1, 2009. We are engaged in discussions with the lenders to extend the maturities of these facilities in addition to modifying the covenant, although there can be no assurance that such extension and covenant modifications will be executed. If we do not obtain such extension or covenant modifications, amounts owed under the credit facilities, which are non-recourse to us, could become due and payable on December 1, 2009.

In February 2009, we entered into a $75 million non-recourse, revolving line of credit with Wells Fargo Foothill, LLC. Interest on this facility is calculated at LIBOR plus a variable margin (4.1% at September 30, 2009). Interest and principal are due monthly as payments are received on the leases and loans collateralizing the borrowings. We are subject to financial covenants under this facility including minimum tangible net worth, maximum leverage ratios and portfolio delinquency that are intended to measure our financial viability, limit the amount we can borrow based on measuring our debt to net worth and measure performance of our portfolio. In addition, our debt facilities include financial covenants covering LEAF Financial, an affiliate of our General Partner and the servicer of our portfolio. These covenants exist to provide the lender with information about the financial viability of the entity that services our portfolio. These covenants are similar in nature to the covenants discussed above that are applicable to us, and are related to such things as our servicer’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance with the debt terms of all of LEAF Financial’s managed entities. As of September 30, 2009, we are in compliance with the covenants under this facility.

We have a non-recourse term facility with Morgan Stanley Bank. Interest at LIBOR plus 3.00% and principal payments are due monthly. LCFF is subject to financial covenants under this facility that are similar to those discussed above with respect to our Wells Fargo Foothill facility. As of September 30, 2009, we are in compliance with the covenants under this facility.

We have a $100 million secured revolving credit facility, which is recourse to RCF only, with Bayerische Hypo-Und Vereinsbank AG (“HVB”) to finance the purchase of equipment leases and loans. Borrowings under this facility bear interest at one of the two rates determined by asset class: Pool A- one month LIBOR plus 1.10 % or Pool B- one month LIBOR plus 0.80%. We utilize interest rate swaps on this facility to mitigate fluctuations in interest rates. RCF is subject to financial covenants under this facility that are similar to those discussed above with respect to our Wells Fargo Foothill facility. As of September 30, 2009, RCF is in compliance with the covenants under this facility.

We have a $120.1 million non-recourse, term loan with Morgan Stanley/RBS. The term loan has two classes of loans—Class A and Class B. Borrowings under Class A have varying interest rates as follows: (i) through the maturity date the rate is one month LIBOR plus 4.00% and (ii) from and after the maturity date or during any event of default the rate is one month LIBOR plus 5.00%. Borrowings under Class B have varying interest rates as follows: (i) through the maturity date the rate is one month LIBOR plus 17.5% and (ii) from and after the maturity date or during any event of default the rate is one month LIBOR plus 20.0%. We utilize interest rate swaps under this facility to mitigate fluctuations in interest rates. LEAF Funds JV1 is subject to financial covenants under this facility that are similar to those discussed above with respect to the Morgan Stanley facility. As of September 30, 2009, LEAF Funds JV1 is in compliance with the covenants under this facility, except as described in note (4) to the table above.

Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments as of September 30, 2009 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Bank debt (1)	$459,555	$274,954	$129,343	$37,504	$17,754
Subordinated notes (2)	9,355	—	—	—	9,355

1)

To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps which fix the weighted average interest rates. Not included in the table above are estimated interest payments calculated at rates in effect at September 30, 2009: Less than 1 year: $18.0 million; 1-3 years: $11.6 million; 4-5 years: $3.3 million; and after 5 years: $443,000.

2)

Not included in the table above are estimated interest payments on the subordinated notes at September 30, 2009; Less than 1 year: $772,000; 1-3 years: $1.5 million; 4-5 years: $1.5 million; and after 5 years: $322,000.

Legal Proceedings

We are a party to various routine legal proceedings arising in the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we purchase are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At September 30, 2009, our outstanding bank debt totaled $459.6 million which consists of variable rate debt. To mitigate interest rate risk on the variable rate bank debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps, which fixes the weighted average interest rates as follows: Wells Fargo Foothill LLC (4.3%), Morgan Stanley (5.0%), HVB (5.2%) and Morgan Stanley/RBS – Pool A (8.4%) and Pool B (21.9%). At September 30, 2009, the notional amount of the 40 interest rate swaps was $414.3 million. The interest rate swap agreements terminate on various dates ranging from November 2009 to November 2020. At September 30, 2009, the notional amount of the 11 interest rate caps was $76.5 million. The interest rate cap agreements terminate on various dates ranging from June 2011 to February 2016.

The following sensitivity analysis table shows, at September 30, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(17,818)	$(12,138)	$(7,207)
Change in fair value	$(5,680)		$4,931
Change as a percent of fair value	47%		(41)%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our limited partnership interests are not publicly traded. As of September 30, 2009, we had 2,296 limited partners.

We offered units of our limited partnership interests pursuant to a registration statement (File No. 333-149881) that was made effective by the Securities and Exchange Commission on August 12, 2008 when the offering commenced. The dealer manager for the offering is Chadwick Securities, Inc. We registered the sale of 2 million units of limited partnership interests at an aggregate offering price of $200 million. Our General Partner terminated the offering on October 30, 2009.

The following table shows the use of proceeds from the offering since the effective date of the registration statement through September 30, 2009:

As of September 30, 2009
Offering proceeds	$103,286,671
Offering expenses based on the amount of the offering proceeds shown in the table:
Sales commissions and related fees (1)	7,074,040
Dealer-Manager fees (1)	3,056,497
Reimbursement for accountable due diligence expenses (3)	92,653
Organization expenses (2)	2,798,943

Total public offering and organization expenses	13,022,133
Acquisition fees (3)	2,608,068
Reserves	1,032,867

Total proceeds available for investment	$86,623,603

(1)	Paid to an affiliate of our General Partner which is then remitted to third parties.

(2)	Paid to our General Partner.

(3)	Paid to an affiliate of our General Partner.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership (1)

3.2	Amended and Restated Agreement of Limited Partnership (2)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	Form of Origination and Servicing Agreement Among LEAF Financial Corporation, LEAF Equipment Finance Fund 4, LP and LEAF Funding, Inc. (1)

10.2	Receivables Loan and Security Agreement, dated as of October 31, 2006, among Resource Capital Funding II, LLC, as the Borrower, and LEAF Financial Corporation, as the Servicer, and Morgan Stanley Bank, as a Lender and Collateral Agent, and U.S. Bank National Association, as the Custodian and the Lender’s Bank and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, as amended through November 13, 2008 (3)

10.3	Forbearance and Reservation of Rights, dated as of May 14, 2009, by and among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Bank, NA, and Morgan Stanley Capital Services Inc. (4)

10.4	Indenture by and between LEAF Commercial Finance Fund, LLC and U.S. Bank National Association (3)

10.5	Amended and Restated Limited Liability Company Agreement of LEAF Commercial Finance Fund, LLC (3)

10.6	Limited Liability Company Agreement of LEAF Funds Joint Venture 2, LLC (3)

10.7	Membership Interest Purchase Agreement by and between LEAF Financial Corporation and LEAF Funds Joint Venture 2, LLC (3)

10.8	Seventh Amendment to the Receivables Loan and Security Agreement and Waiver, dated as of July 14, 2009, with Morgan Stanley Bank, N.A., as lender and as collateral agent (5)

10.9	Sale and Assignment Agreement between LEAF Asset Management, LLC and LEAF Equipment Finance Fund 4, LP dated September 30, 2009 (5)

10.10	Receivables Loan and Security Agreement, dated as of March 31, 2006, among Resource Capital Funding, LLC, LEAF Financial Corporation, Black Forest Funding Corporation, Bayerische Hypo- Und Vereinsbank AG, U.S. Bank National Association, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as amended through the Seventh Amendment (the “HVB Agreement”) (5)

10.11	Eight Amendment Agreement to the HVB Agreement (5)

10.12	Ninth Amendment Agreement to the HVB Agreement (5)

10.13	Membership Interest Transfer Agreement, dated as of August 31, 2009, by and between LEAF Equipment Finance Fund 4, L.P. and LEAF Equipment Leasing Income Fund III, L.P.

10.14	Eighth Amendment to the Receivables Loan and Security Agreement and Waiver dated as of June 18, 2009, among LEAF Capital Funding III, LLC, LEAF Financial Corporation, Morgan Stanley Bank, Morgan Stanley Asset Funding Inc., The Royal Bank of Scotland PLC, U.S. Bank National Association, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services)

10.15	Forbearance and Reservation of Rights, dated October 30, 2009, by and among LEAF Capital Funding III, LLC, LEAF Financial Corporation, Morgan Stanley Bank, N.A., Morgan Stanley Asset Funding Inc., The Royal Bank of Scotland PLC, Lyon Financial Services, Inc., U.S. Bank National Association, and Morgan Stanley Capital Services Inc.

10.16	Forbearance, Reservation of Rights and Amendment, dated October 31, 2009, by and among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Bank, N.A., Lyon Financial Services, Inc., U.S. Bank National Association, and Morgan Stanley Capital Services, Inc.

10.17	Forbearance and Reservation of Rights, dated November 20, 2009, by and among LEAF Capital Funding III, LLC, LEAF Financial Corporation, Morgan Stanley Asset Funding Inc., The Royal Bank of Scotland PLC, and Morgan Stanley Capital Services Inc.

10.18	Forbearance and Reservation of Rights, dated November 20, 2009, by and among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Asset Funding Inc., and Morgan Stanley Capital Services Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on March 24, 2008 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to Form 8-A on May 8, 2009 and by this reference incorporated herein.

(3)	Filed previously on May 12, 2009 in Post-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT FINANCE FUND 4, L.P.

	By:	LEAF Asset Management, LLC, its General Partner

November 23, 2009	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer

November 23, 2009	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer and Chief Accounting Officer