Form 10-K
period 2009-12-31
LEAF Equipment Finance Fund 4, L.P.
filed 2010-04-02
CIK 1426850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None

LEAF EQUIPMENT FINANCE FUND 4, L.P.

INDEX TO ANNUAL REPORT

ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K (this “Report”) includes “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.

Forward-looking statements contained in this Report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this Report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•	changes in our industry, interest rates or the general economy;

•	increased rates of default and/or decreased recovery rates on our investment in leases and loans;

•	availability, terms and deployment of debt funding;

•	general volatility of the debt markets;

•	the timing of cash flows, if any, from our investments in leases and loans and payments for debt service;

•	the degree and nature of our competition; and

•	availability and retention of qualified personnel.

We caution you not to place undue reliance on these forward-looking statements which speak only as of the date of this Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

As used herein, the terms “we,” “us,” or “our” refer to LEAF Equipment Finance Fund 4, L.P. and subsidiaries.

PART I

ITEM 1 – BUSINESS

General

We are a Delaware limited partnership formed on January 25, 2008 by our general partner, LEAF Asset Management, LLC (the “General Partner”), which manages us. Our General Partner is a Delaware limited liability company and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Our offering period began on August 12, 2008. Through our offering termination date of October 30, 2009 we raised $125.7 million by selling 1.2 million of our limited partner units. We commenced operations in September 2008.

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent maturity period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans during the maturity period, we expect to continue to return capital to our partners as those leases and loans mature. Substantially all of our leases and loans mature by the end of 2015. We expect to enter our liquidation period beginning in October 2014. We will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF Financial”), an affiliate of our General Partner and a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We also invest in equipment, leases and secured loans through joint venture arrangements with our General Partner’s affiliated investment programs. We finance business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.

Our principal objective is to generate regular cash distributions to our limited partners.

Our leases consist of direct financing and operating leases as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due, or in case of future payment card receivables, when no payments have been received in 60 days. These assets are classified as non-accrual.

As discussed further in the “Finance Receivables and Asset Quality” section below, the current economic recession in the United States has adversely affected our operations as a result of higher delinquencies and may continue to do so until the economy recovers.

Debt Facilities

We have augmented the proceeds of our original offering with debt, and intend to finance a significant portion of the cost of the equipment we acquire. We are not limited in the amount of debt, including financings through securitizations, we may incur. Our ability to obtain financing will, however, depend upon our General Partner’s assessment of whether funds are available at rates and upon terms that are economically advantageous to us. As a result, the amount of our financings may vary significantly from our expectations.

The current tightening of the credit markets could adversely affect our ability to obtain debt financing needed to execute our investment strategies. Specifically, we rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. If our banks do not renew a revolving facility upon maturity, the debt facility would convert to a term facility and we would not be able to borrow additional amounts under the line of credit. A term debt facility is a loan that is contractually repaid over a period of time. If we are unable to obtain new debt that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced. See the caption titled “Liquidity and Capital Resources” in ITEM 7 for a further discussion.

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

Agreements with our General Partner

We do not directly employ any persons to manage or operate our business. These functions are provided by our General Partner and employees of our General Partner and/or its affiliates. We reimburse our General Partner and/or its affiliates for all direct and indirect costs of services provided, including the cost of employees and benefits properly allocable to us and all other expenses necessary or appropriate to the conduct of our business. Our General Partner and its affiliates receive substantial fees and other compensation from us. See ITEM 13 for a further discussion.

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

ITEM 1A – RISK FACTORS

Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We do not own or lease any real property.

ITEM 3 – LEGAL PROCEEDINGS

We are not subject to any pending material legal proceedings.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. The following table shows the number of equity security holders:

Title of Class	Number of Partners as of December 31, 2009
Limited Partners	2,755
General Partner	1

Total distributions paid to limited partners for the year ended December 31, 2009 was $6.2 million.

The following table shows the use of proceeds from the offering since the effective date of the registration statement through December 31, 2009:

Offering proceeds	$125,662,364
Offering expenses based on the amount of the offering proceeds show in the table:
Sales commissions and related fees (1)	8,563,514
Dealer-Manager fees (1)	3,735,794
Reimbursement for accountable due diligence expenses (3)	99,640
Organization expenses (2)	3,143,871

Total public offering and organization expenses	15,542,819
Acquisition fees (3)	3,145,770
Reserves	1,256,624

Total proceeds available for investment	$105,717,151

(1)	Paid to an affiliate of our General Partner which is then remitted to third parties.
(2)	Paid to our General Partner.
(3)	Paid to an affiliate of our General Partner.

ITEM 6 – SELECTED FINANCIAL DATA

The following selected financial data should be read together with our consolidated financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report. We derived the selected consolidated financial data below from our consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, an independent registered public accounting firm. We deem September 16, 2008 to be the commencement of our operations and we refer to the period from that date through December 31, 2008 as the period ended December 31, 2008 (in thousands, except unit and per unit data):

	Year Ended December 31, 2009	Period Ended December 31, 2008
Revenues	$29,124	$255
Expenses	48,876	1,003
Equity in losses of affiliate	(3,261)	(600)

Net loss	$(23,013)	$(1,348)

Net loss allocated to limited partners	$(22,421)	$(1,335)

Distributions to partners	$6,216	$366
Weighted average number of limited partner units outstanding during the period	806,087	257,627
Net loss per weighted average limited partner unit	$(27.81)	$(5.18)

	December 31,
	2009	2008
Investment in commercial finance assets, net	$501,174	$14,934
Total assets	530,227	32,287
Partners’ capital:
General partner	$(304)	$(12)
Limited partners	79,933	32,240
Accumulated other comprehensive loss	—	(567)

Total partners’ capital	$79,629	$31,661

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2009.

General

We are a Delaware limited partnership formed on January 25, 2008 by our general partner, LEAF Asset Management, LLC (the “General Partner”), which manages us. Our General Partner is a Delaware limited liability company and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Our offering period began on August 12, 2008. Through our offering termination date of October 30, 2009 we raised $125.7 million by selling 1.2 million of our limited partner units. We commenced operations in September 2008.

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent maturity period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans assets during the maturity period, we expect to continue to return capital to our partners as those leases and loans mature. Substantially all of our leases and loans mature by the end of 2015. We expect to enter our liquidation period beginning in October 2014. We will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF Financial”), an affiliate of our General Partner and a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We also invest in equipment, leases and secured loans through joint venture arrangements with our General Partner’s affiliated investment programs. We finance business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.

Our principal objective is to generate regular cash distributions to our limited partners.

Our leases consist of direct financing and operating leases as defined by accounting principles generally accepted in the United States (“U.S. GAAP”). Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due, or in case of future payment card receivables, when no payments have been received in 60 days. These assets are classified as non-accrual.

We continued to be impacted by challenging economic conditions in 2009. As further discussed in the “Finance Receivables and Asset Quality” section below, the current economic recession in the United States can adversely affected our operations, resulting in higher delinquencies in our portfolio of leases and loans, which may continue until the economy recovers. Additionally, as discussed in the “Liquidity and Capital Resources” section below, the on-going dislocation in the debt markets has also created challenges in maintaining our existing debt facilities.

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

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	December 31, 2009	December 31, 2008
		Held Directly by Us	Held Indirectly by Us through LEAF Funds JV1
Investment in commercial finance assets, net	$501,174	$14,934	$95,016
Number of contracts	14,000	1,000	7,000
Number of individual end users (a)	12,800	800	6,200
Average origination amount	$60.6	$20.9	$42.8
Average initial term (in months)	59.8	45	51
States accounting for more than 10% of commercial finance assets portfolio:
California	14%	21%	20%
Types of equipment accounting for more than 10% of commercial finance assets portfolio:
Industrial equipment	20%	15%	39%
Medical equipment	20%	11%	20%
Restaurant equipment	11%	4%	22%
Types of business accounting for more than 10% of commercial finance assets portfolio:
Service	46%	25%	52%
Retail Trade	18%	17%	32%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No other individual end user or single piece of equipment accounted for more than 10% of our portfolio based on the origination amount.

As of December 31, 2009, the average original equipment cost increased as a result of the growth in our portfolio.

We utilize debt, in addition to our equity, to fund the acquisitions of lease and loan portfolios. Our leases and loans are generally assigned as collateral for borrowings as discussed in the “Liquidity and Capital Resources” section below. As of December 31, 2009, our outstanding debt was $427.0 million. We had no outstanding debt as of December 31, 2008.

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

	As of and for the Year Ended December 31, 2009	As of and for the Period Ended December 31, 2008
		Held Directly by Us	Held Indirectly by Us through LEAF Funds JV1
Investment in commercial finance assets before allowance for credit losses	$508,260	$15,504	$96,650
Weighted average investment in commercial finance assets before allowance for credit losses	286,900	6,383	99,988
Allowance for credit losses	15,634	570	1,634
Non-performing assets	21,329	1,187	2,756
Charge-offs, net of recoveries	$4,043	$—	$567
As a percentage of finance receivables:
Allowance for credit losses	3.08%	3.68%	1.69%
Non-performing assets	4.20%	7.66%	2.85%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	1.41%	—%	0.57%

We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, has responded to the current economic recession by increasing the number of employees in its collection department and implementing earlier intervention techniques in collection procedures. Our General Partner has also increased its credit standards and limited the amount of business we do with respect to certain industries, geographic locations and equipment types. Because of the current scarcity of credit available to small and mid size businesses, we have been able to increase our credit standards without reducing the interest rate we charge on our leases and loans.

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

The equipment we finance includes computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on financing equipment used by small to mid-sized businesses. The current economic recession in the US has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue until the US economy recovers. The increase in delinquencies, as well as the current economic trends, has caused us to conclude that a greater allowance for credit loss is necessary. In addition, our non-performing assets have increased due to the increase in customers who are more than 90 days delinquent at December 31, 2009 as compared to December 31, 2008.

Our net charge-offs increased in 2009 compared to 2008 due to the aging of our portfolio of leases and loans as well as the current economic recession as discussed above.

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

Investmens in Commercial Finance Assets

Our investments in commercial finance assets consist of direct financing leases, operating leases, loans and future payment card receivables held directly or through acquisitions of participations.

Direct Financing Leases. Certain of our lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. Our investment in direct financing leases consists of the sum of the total future minimum lease payments receivable plus the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments plus the estimated unguaranteed residual value over the cost of the related equipment.

Operating Leases. Leases not meeting the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. We recognize rental income on a straight line basis. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years. Our policy is to review, on a quarterly basis, the expected economic life of our rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, we write down our rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the year ended December 31, 2009 and the period ended December 31, 2008.

Loans. Our term loans consist of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted loan payments term over the cost of the related equipment. For all other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.

Future Payment Card Receivables. The future payment card receivables in our portfolio have risk characteristics that are different than those in other portfolios originated by us. Interest from future payment card receivables is recorded under the effective interest method. Under this method, an effective interest rate, IRR, is applied to the cost basis of the future credit card receivable. The IRR that is calculated when the future credit card receivable is originated remains constant and is the basis for subsequent impairment testing and income recognition. We discontinue revenue recognition when no payments have been received for 60 days. If the amount and timing of the future cash collections are not reasonably estimable, we account for the future credit card receivable on the cost recovery method. Under the cost recovery method of accounting, no income is recognized until the basis of the future payment card receivable has been fully recovered.

We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due (‘non-accrual”), or, in the case of future payment card receivables, when no payments have been received in 60 days. As of December 31, 2009 and 2008, we had $21.3 million and $1.2 million, respectively, of leases and loans on non-accrual status. The amount of future payment card receivables on non-accrual totaled $2.0 million and $0.5 million as of December 31, 2009 and 2008, respectively. The allowance for credit losses related to future payment card receivables on non-accrual was $1.2 million and $0.5- million as of December 31, 2009 and 2008, respectively. At December 31, 2009, we determined that the amount and timing of future cash collections on the remaining $2.0 million of credit card payment receivables was not reasonably estimable. Accordingly, we will recognize revenue on these receivables using the cost recovery method. Fees from delinquent payments are recognized when received and are included in other income.

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

Estimated Unguaranteed Residual Values of Leased Equipment

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the General Partner’s history with regard to the realization of residuals, available industry data and the General Partner’s senior management’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted.

Fair Value of Interest Rate Swaps and Caps

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). Because our derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2009 (in thousands):

	Fair Value Measurements Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Interest rate caps	$—	$730	$—	$730
Interest rate swaps	$—	$(10,458)	$—	$(10,458)

Results of Operations

We commenced our operations on September 16, 2008.

The following summarizes our results of operations for the year ended December 31, 2009 and the period ended December 31, 2008 (dollars in thousands):

Year Ended December 31, 2009 compared to period ended December 31, 2008

			Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$26,174	$198	$25,976	13,119%
Rental income	1,764	43	1,721	4,002%
Gains on sales of equipment and lease dispositions, net	295	—	295	—%
Other	891	14	877	6,264%

	29,124	255	28,869	11,321%

Expenses:
Interest expense	22,991	—	22,991	—%
Gains on derivative activities	(3,153)	—	(3,153)	—%
Depreciation on operating leases	1,522	35	1,487	4,249%
Provision for credit losses	19,107	570	18,537	3,252%

General and administrative expenses	1,653	57	1,596	2,800%
Administrative expense reimbursed to affiliate	2,811	145	2,666	1,839%
Management fees to affiliate	3,945	196	3,749	1,913%

	48,876	1,003	47,873	4,773%

Loss before equity in losses of affiliate	(19,752)	(748)	(19,004)	2,541%
Equity in losses of affiliate	(3,261)	(600)	(2,661)	444%

Net loss	(23,013)	(1,348)	(21,665)	(1,607)%
Less: Net loss attributable to noncontrolling interest	366	—	366	—%

Net loss attributable to LEAF 4	$(22,647)	$(1,348)	$(21,229)	(1,580)%

Net loss allocated to LEAF 4’s limited partners	$(22,421)	$(1,335)	$(21,086)	(1,579)%

We expect our revenues to increase as we continue to acquire equipment finance assets from our General Partner and we realize the full year effect of the growth in our portfolio in 2009. Our investments in commercial finance assets increased to $501.2 million as of December 31, 2009 as compared to $14.9 million as of December 31, 2008. We expect to acquire additional commercial finance assets through the use of credit facilities. Our General Partner expects revenue derived from these additional leases and loans to exceed the interest expense incurred by the debt incurred to obtain these financings.

The increase in total revenues was primarily attributable to the following:

•

an increase in interest income on equipment financings. Our weighted average net investment in financing assets increased to $286.9 million for the year ended December 31, 2009 as compared to $6.4 million for the period ended December 31, 2008, an increase of $280.5 million (4,383%). This growth was driven by our acquisitions of portfolios of leases and loans.

•	an increase in rental income which was principally the result of an increase in our investment in operating leases in the 2009 period compared to the 2008 period.

•	an increase in gains on sales of equipment. Gains and losses on sales of equipment may vary significantly from period to period.

•

an increase in other income, which consists primarily of late fee income. Late fee income has increased due to the increase of the equipment financing portfolio coupled with an increase in payment collection efforts

The increase in total expenses was a result of the following:

•

an increase in interest due to our increase in our outstanding debt. We did not have any outstanding debt at December 31, 2008. Borrowings for the year ended December 31, 2009 were $427.0 million at an effective interest rate of 6.0%.

•	an increase in depreciation on operating leases related to our increase in our investment in operating leases.

•

an increase in our provision for credit losses. Our provision for credit losses has increased due to the growth in size of the portfolio as well as the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans.

•	an increase in management fees attributable to the increase in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

•	an increase in administrative expenses reimbursed to affiliate due to significant growth in net assets as a result of the acquisition of portfolios of leases and loans.

•	an increase in general and administrative expenses due to significant growth in net assets as a result of the acquisition of portfolios of leases and loans.

•

gains (losses) on derivative hedging activities. Gains (losses) on derivative hedging activities include cash payments or receipts relating to our hedging activities and the changes in the fair value of our derivative financial instruments. For the year ended December 31, 2009, net cash payments were $492,000 and the change in fair value resulted in a non-cash gain of $3.6 million. These gains (losses) will be based on the value of the derivative contracts at the respective balance sheet date and in a volatile market that is changing daily, may not necessarily reflect the cash amount to be paid at settlement. These gains (losses) will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

Equity in losses of affiliate was $3.3 million for the year ended December 31, 2009 and $600,000 for the period ended December 31, 2008. In November 2008, we entered into a joint venture agreement with LEAF III whereby we acquired a 49% interest in that joint venture and the pool of leases held by it. As of and for the period ended December 31, 2008, we accounted for our investment in LEAF Funds JV1 under the equity method of accounting since we had the ability to exercise significant influence over operation and financial decisions of the entity.

In August 2009, we increased our ownership interest in LEAF Funds JV1 by an additional 47%. As a result of this transaction, we now own approximately 96% of LEAF Funds JV1 and LEAF Funds JV1 was consolidated with our results effective August 31, 2009.

In March 2009, we entered into a joint venture agreement with LEAF III (“LEAF Funds JV2”). We invested approximately $9.8 million for a 98% interest in LEAF Funds JV2. LEAF Funds JV2 invested $10.0 million in an entity sponsored by LEAF Financial. As of March 31, 2009, this entity owned approximately $200 million of leases and loans and has approximately $170 million of debt outstanding on its revolving $250 million line of credit, and was consolidated with us effective March 1, 2009.

The net loss per limited partner unit, after the net loss allocated to our General Partner for the year and period ended December 31, 2009 and 2008 was $(27.81) and $(5.18), respectively, based on a weighted average number of limited partner units outstanding of 806,087 and 257,627, respectively.

Liquidity and Capital Resources

Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans and distributions to partners. During the life of the partnership, we depend upon cash generated from operations, and the excess cash derived from the collection of lease payments after debt service to meet our liquidity needs. However, during the offering period, which closed on October 30, 2009, our principal source of liquidity has been the sale of $125.7 million in partnership units.

Our ongoing liquidity is affected by our ability to leverage our portfolio through the use of debt facilities. Our ability to obtain or refinance debt financing to execute our investment strategies has been impacted by the continued tightening of the credit markets. Specifically, we rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. If we are unable to obtain or refinance debt that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced. As a result, our cash flows available for future distributions to our partners would be reduced.

We continue to seek and maintain sources of financing, including expanded bank financing and the use of joint venture strategies, which will enable us to originate investments and generate income while preserving capital. We are in discussion with several sources of debt financing to support the growth in our lease and loan portfolio. To the extent the credit markets available to us are or become adversely affected by the current weaknesses in the national economy, our ability to obtain debt to help build our portfolio on terms we deem acceptable may be reduced or delayed and our cost of borrowings may increase. As a result, our cash flows available for future distributions to our partners would be reduced.

Upon maturity under our current borrowing arrangements, our lenders have various remedies under their individual loan agreement such as allowing repayment of the outstanding loan balance as payments are received on the underlying leases and loans or selling those pledged leases and loans in a commercially reasonable manner. While it is rare for lenders to take such a drastic action as selling a performing portfolio, to satisfy outstanding amounts at maturity, such action could be at prices lower than our carrying value, which could result in losses and reduce our income and distributions to our partners.

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

Repayment of our debt is based on payments we receive from our customers. When a lease or loan becomes delinquent we may repay our lender in order for us to maintain compliance with our debt facilities.

We are subject to financial covenants under our debt facilities including minimum tangible net worth, maximum leverage ratios and portfolio delinquency that are intended to measure our financial viability, limit the amount we can borrow based on measuring our debt to net worth and measure performance of our portfolio. In addition, our debt facilities include financial covenants covering LEAF Financial, an affiliate of our General Partner and the servicer of our portfolio. These covenants exist to provide the lender with information about the financial viability of the entity that services our portfolio. These covenants are similar in nature to the covenants discussed above that are applicable to us, and are related to such things as our servicer’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance with the debt terms of all of LEAF Financial’s managed entities.

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

The following table sets forth our sources and uses of cash for the period indicated (in thousands):

	Year Ended December 31, 2009	Period Ended December 31, 2008
Net cash provided by (used in) operating activities	$1,641	$(366)
Net cash used in investing activities	(111,119)	(26,584)
Net cash provided by financing activities	104,363	33,686

(Decrease) increase in cash	$(5,115)	$6,736

Partner’s distributions paid for the year ended December 31, 2009 and the period ended December 31, 2008 were $6.2 million and $366,000, respectively. Distributions to limited partners were 8.5% of invested capital. However, there can be no assurance we will continue to make distributions at this rate.

Cash decreased by $5.1 million primarily due to net contributions from Limited Partners of $76.8 million (net of offering costs of $10.4 million), and net borrowings of $40.3 million which were partially offset by net purchases of commercial finance assets of $86.7 million, and our investments in LCFF, RCF and LEAF Funds JV1 of $24.8 million and distributions to partners of $6.2 million.

Through December 31, 2009, we sold 1,260,364 units for $125.7 million (before offering costs) which include $1 million invested by our General Partner.

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of December 31, 2009 were as follows (in thousands):

	Type	Maturity Date	Amount of Facility	Amount Outstanding	Amount Available (1)	Amount of Collateral (2)
Wells Fargo	Revolving	February 2012	$75,000	$74,991	$9	$91,470
Morgan Stanley	Term	(3)	150,366	150,366	—	158,080
HVB	Revolving	(4)	100,000	100,000	—	110,403
Morgan Stanley/RBS	Term	(3)	101,668	101,668	—	120,580

			$427,034	$427,025	$9	$480,533

(1)	Availability under these debt facilities is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral and compliance with the borrowing base formula.

(2)	Recourse under these facilities is limited to the amount of collateral pledged.

(3)	The Morgan Stanley term loan and the Morgan Stanley/RBS facilities mature on April 22, 2010. We are engaged in discussions to extend or refinance the maturity of the term loan and facilities beyond April 22, 2010, although there can be no assurance that such extension will be executed. If we do not obtain such extension, we expect that any borrowings outstanding as of such date will continue to be repaid as payments are received on the underlying leases and loans pledged as collateral.

(4)	The HVB facility matures on April 30, 2010. We are in negotiation to extend this facility for one year. If this facility is not extended at the time of maturity, we would not be required to make full repayment at that time. Rather, the Fund would repay the outstanding debt as payments are received on the underlying leases and loans pledged as collateral.

In February 2009, we entered into a $75 million non-recourse, revolving line of credit with Wells Fargo Foothill, LLC. Interest on this facility is calculated at LIBOR plus a variable margin (4.1% at December 31, 2009). Interest and principal are due monthly as payments are received on the leases and loans collateralizing the borrowings. As of December 31, 2009, we are in compliance with the covenants under this facility.

We have a non-recourse term loan with Morgan Stanley Bank. Interest is calculated at LIBOR plus 3.00% and principal payments are due monthly. As of December 31, 2009, we were not in compliance with a covenant under this term loan relating to the profitibility of LEAF Financial, the servicer of the leases and loans. We are negotiating with Morgan Stanley to remedy this covenant.

We have a $100 million secured, non-recourse revolving credit facility, with Bayerische Hypo-Und Vereinsbank AG (“HVB”) to finance the purchase of equipment leases and loans. Borrowings under this facility bear interest at one of the two rates determined by asset class: Pool A- one month LIBOR plus 1.10 % or Pool B- one month LIBOR plus 0.80%. We utilize interest rate swaps on this facility to mitigate fluctuations in interest rates. As of December 31, 2009, RCF is in compliance with the covenants under this facility.

We have a $101.7 million non-recourse, term loan with Morgan Stanley/RBS. The term loan has two classes of loans—Class A and Class B. Borrowings under Class A have varying interest rates as follows: (i) through the maturity date the rate is one month LIBOR plus 4.00% and (ii) from and after the maturity date or during any event of default the rate is one month LIBOR plus 5.00%. Borrowings under Class B have varying interest rates as follows: (i) through the maturity date the rate is one month LIBOR plus 17.5% and (ii) from and after the maturity date or during any event of default the rate is one month LIBOR plus 20.0%. We utilize interest rate swaps under this facility to mitigate fluctuations in interest rates. As of December 31, 2009, we were not in compliance with a covenant under this facility relating to the profitibility of LEAF Financial, the servicer of the leases and loans. We are negotiating with Morgan Stanley/RBS to remedy this covenant.

Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments as of December 31, 2009 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Bank debt (1)	$427,025	$188,130	$175,700	$44,057	$19,138
Subordinated notes (2)	9,355	—	—	—	9,355

(1)	To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps which fix the interest rates. Not included in the table above are estimated interest payments calculated at rates in effect at December 31, 2009: Less than 1 year: $28.1 million; 1-3 years: $28.5 million; 4-5 years: $8.8 million; and after 5 years: $1.0.

(2)	Not included in the table above are estimated interest payments on the subordinated notes at December 31, 2009; Less than 1 year: $772,000; 1-3 years: $1.5 million; 4-5 years: $1.5 million; and after 5 years: $129,000.

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Recently Issued Accounting Pronouncements

See Note 2 in the Notes to Consolidated Financial Statements for a description of certain new accounting pronouncements that will or may affect our consolidated financial statements

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we purchase are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At December 31, 2009, our outstanding bank debt totaled $427.0 million which consists of variable rate debt. To mitigate interest rate risk on the variable rate bank debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps, which fixes the interest rates as follows: Wells Fargo Foothill LLC (5.6%), Morgan Stanley (8.2%), HVB (5.3%) and Morgan Stanley/RBS – Pool A (9.4%) and Pool B (24.4%). At December 31, 2009, the notional amount of the 40 interest rate swaps was $302.8 million. The interest rate swap agreements terminate on various dates ranging from July 2011 to November 2020. At December 31, 2009, the notional amount of the 11 interest rate caps was $70.7 million. The interest rate cap agreements terminate on various dates ranging from June 2011 to February 2016.

The following sensitivity analysis table shows, at December 31, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(14,693)	$(9,728)	$(5,521)
Change in fair value	$(4,965)		$4,207
Change as a percent of fair value	51%		(43)%

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

LEAF Equipment Finance Fund 4, L.P.

We have audited the accompanying consolidated balance sheets of LEAF Equipment Finance Fund 4, L.P. as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in partners’ capital and cash flows for the year ended December 31, 2009 and for the period from September 16, 2008 (Commencement of Operations) through December 31, 2008. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LEAF Equipment Finance Fund 4, L.P. as of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for the year ended December 31, 2009 and for the period from September 16, 2008 (Commencement of Operations) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

April 1, 2010

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 31,
	2009	2008
ASSETS
Cash	$1,621	$6,736
Restricted cash	22,851	16
Investments in commercial finance assets, net	501,174	14,934
Investment in affiliated leasing partnership	—	10,466
Derivative assets at fair value	730	—
Deferred financing costs, net	3,458	125
Other assets	393	10

Total assets	$530,227	$32,287

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$427,025	$—
Accounts payable, accrued expenses and other liabilities	2,840	199
Derivative liabilities at fair value	10,458	—
Due to affiliates	211	427
Subordinated notes payable	9,355	—

Total liabilities	449,889	626

Commitments and contingencies

Partners’ (Deficit) Capital:
General partner	(304)	(12)
Limited partners	79,933	32,240
Accumulated other comprehensive loss	—	(567)

Total LEAF 4 partners’ capital	79,629	31,661
Noncontrolling interest	709	—

Total partners’ capital	80,338	31,661

Total liabilities and partners’ capital	$530,227	$32,287

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except unit and per unit data)

	Year Ended December 31,	Period Ended December 31,
	2009	2008
Revenues:
Interest on equipment financings	$26,174	$198
Rental income	1,764	43
Gains on sales of equipment and lease dispositions, net	295	—
Other	891	14

	29,124	255

Expenses:
Interest expense	22,991	—
Gains on derivative activities	(3,153)	—
Depreciation on operating leases	1,522	35
Provision for credit losses	19,107	570
General and administrative expenses	1,653	57
Administrative expenses reimbursed to affiliate	2,811	145
Management fees to affiliate	3,945	196

	48,876	1.003

Loss before equity in losses of affiliate	(19,752)	(748)
Equity in losses of affiliate	(3,261)	(600)

Net loss	(23,013)	(1,348)
Less: Net loss attributable to noncontrolling interests	366	—

Net loss attributable to LEAF 4	$(22,647)	$(1,348)

Net loss allocated to LEAF 4’s limited partners	$(22,421)	$(1,335)

Weighted average number of limited partner units outstanding during the period	806,087	257,627

Net loss per weighted average limited partner unit	$(27.81)	$(5.18)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Capital

(in thousands, except unit data)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Total LEAF 4 Partner’s	Non- Controlling	Total Partner’s	Comprehensive
	Amount	Units	Amount	Loss	Capital	Interest	Capital	Loss
Balance, at September 16, 2008	$1	—	$—	$—	$1	$—	$1
Limited partners’ contributions	—	390,925	39,063	—	39,063	—	39,063
Offering costs related to the sale of limited partner units	—	—	(5,122)	—	(5,122)	—	(5,122)
Cash distributions paid	—	—	(366)	—	(366)	—	(366)
Net loss	(13)	—	(1,335)	—	(1,348)	—	(1,348)	$(1,348)
Other comprehensive loss	—	—	—	(567)	(567)	—	(567)	(567)

Balance, at December 31, 2008	(12)	390,925	32,240	(567)	31,661	—	31,661	(1,915)
Sales of limited partnership units	—	875,493	87,203	—	87,203	—	87,203
Offering costs related to the sale of limited partner units	—	—	(10,421)	—	(10,421)	—	(10,421)
Issuance of membership interest to noncontrolling interest	—	—	—	—	—	428	428
Cash distributions	(66)	—	(6,150)	—	(6,216)	—	(6,216)
Redemption of limited partnership units	—	(6,054)	(518)	—	(518)	—	(518)
Comprehensive loss:
Net loss	(226)	—	(22,421)	—	(22,647)	(366)	(23,013)	$(23,013)
Unrealized gains on financial derivatives	—	—	—	1,347	1,347	—	1,347	1,347

Comprehensive loss	—	—	—	—	—	—	—	(21,666)
Consolidation of LEAF Funds JV1	—	—	—	(780)	(780)	647	(133)
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	—	—	366

Comprehensive loss attributable to LEAF 4	—	—	—	—	—	—	—	$(21,300)

Balance, December 31, 2009	$(304)	1,260,364	$79,933	$—	$79,629	$709	$80,338

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2009	Period Ended December 31, 2008
Cash flows from operating activities:
Net loss attributable to LEAF 4	$(22,647)	$(1,348)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gains on sales of equipment and lease dispositions, net	(295)	—
Amortization of deferred financing costs and financial derivatives	6,274	—
Depreciation on operating leases	1,522	35
Provision for credit losses	19,107	570
Equity in losses of affiliate	3,261	600
Net loss attributable to noncontrolling interest	(366)	—
Unrealized gains on derivative activities	(3,645)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Other assets	(39)	(125)
Accounts payable, accrued expenses and other liabilities	685	(400)
Due to affiliates, net	(2,216)	302

Net cash provided by (used in) operating activities	1,641	(366)

Cash flows from investing activities:
Purchases of commercial finance assets, net	(182,608)	(16,579)
Proceeds from commercial finance assets, net	96,992	1,726
Security deposits (returned), net,	(1,130)	(98)
Issuance of membership interest in LEAF Funds JV2 to noncontrolling interest	428	—
Investment in LEAF Funds JV1	(1,225)	(11,633)
Investment in LEAF Funds JV2, net of cash acquired	(7,649)	—
Investment in RCF	(7,545)	—
Investment in LEAF Fund JV1, net of cash acquired	(8,382)	—

Net cash used in investing activities	(111,119)	(26,584)

Cash flows from financing activities:
Borrowings of bank debt	143,009	—
Repayments of bank debt	(102,731)	—
Increase in restricted cash	(3,988)	(16)
Increase in deferred financing costs	(1,895)	—
Acquisition of financial derivatives	(80)	—
General partner’s capital contributions	—	1
Limited partners’ capital contributions	87,203	39,063
Payment of offering costs incurred for the sale of partnership units	(10,421)	(4,996)
Cash distributions to partners	(6,216)	(366)
Redemption of limited partnership units	(518)	—

Net cash provided by financing activities	104,363	33,686

(Decrease) increase in cash	(5,115)	6,736
Cash, beginning of period	6,736	—

Cash, end of period	$1,621	$6,736

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

December 31, 2009

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

LEAF Equipment Finance Fund 4, L.P. (the “Fund”), a Delaware limited partnership, was formed on January 25, 2008 by its general partner, LEAF Asset Management, LLC (the “General Partner”), which manages the Fund. The General Partner is a Delaware limited liability company and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through its offering termination date of October 30, 2009, the Fund raised $125.7 million by selling 1.2 million of its limited partner units. It commenced operations in September 2008.

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its lease and loans during the maturity period, the Fund expects to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2015. The Fund expects to enter its liquidation period beginning in October 2014. The Fund will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

In addition to its 1% general partnership interest, the General Partner has also invested $1.0 million for a 0.85% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiary. Effective March 1, 2009, the consolidated financial statements also include LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”), in which the Fund acquired and maintains a 98% interest. Effective June 30, 2009, the consolidated financial statements also include Resource Capital Funding, LLC (“RCF”) in which the Fund acquired a 100% interest as discussed in Note 3. Also, as discussed in Note 3, effective August 31, 2009, the consolidated financial statements include LEAF Funding, LLC (“LEAF Funds JV1”) in which the Fund holds an approximate 96% interest. All intercompany accounts and transactions have been eliminated in consolidation.

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

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Basis of Presentation – (Continued)

As discussed in Note 3, LEAF Funds JV2 purchased an interest in LEAF Commercial Finance Fund, LLC (“LCFF”) in March 2009 from LEAF Financial Corporation (“LEAF Financial”), an affiliate of our General Partner. The Fund consolidates LCFF because the Fund, through its ownership of LEAF Funds JV2, is deemed to be the primary beneficiary of LCFF.

The Fund reflects the participation of LEAF Equipment Leasing Income Fund III, L.P. (“LEAF III”) in the net assets and in the income or losses of LEAF Funds JV1 and LEAF Funds JV2 as noncontrolling interests in the consolidated balance sheets and statements of operations. Noncontrolling interest adjusts the Fund’s consolidated operating results to reflect only the Fund’s share of the earnings or losses of LEAF Funds JV1 and LEAF Funds JV2.

The period from September 16, 2008 (Commencement of Operations) through December 31, 2008 is referred to as period ended December 31, 2008

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, impairment of long-lived assets and the fair value of interest rate swaps and caps. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Restricted Cash

Restricted cash includes cash being held in reserves by the Fund’s lenders. Restricted cash also includes approximately $4.5 million of customer payments deposited into a lockbox shared with LEAF Financial and other entities serviced by LEAF Financial. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst LEAF Financial, the other entities and their respective lenders. These amounts represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of December 31, 2009, the Fund had deposits totaling $20.5 million of which $20.0 million was over the $250,000 insurance limit of the Federal Deposit Insurance Corporation (“FDIC”). No losses have been experienced on such deposits.

As of December 31, 2009, 14% of the Fund’s commercial finance assets were located in California.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Investments in Commercial Finance Assets

The Fund’s investments in commercial finance assets consist of direct financing leases, operating leases, loans and future payment card receivables.

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

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the General Partner’s history with regard to the realization of residuals, available industry data and the General Partner’s senior management’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted.

Operating Leases. Leases not meeting the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis.

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the year ended December 31, 2009 and the period ended December 31, 2008.

Loans. For term loans, the investment in loans consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted loan payments over the cost of the loan. For all other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.

Future Payment Card Receivables. The future payment card receivables in this portfolio have risk characteristics that are different than those in other portfolios purchased by the Fund. Interest from future payment card receivables are recorded under the effective interest method. Under this method, an effective interest rate, IRR, is applied to the cost basis of the future credit card receivable. The IRR that is calculated when the future credit card receivable is originated remains constant and is the basis for subsequent impairment testing and income recognition. The Fund discontinues revenue recognition when no payments have been received for 60 days. If the amount and timing of the future cash collections are not reasonably estimable, the Fund accounts for the future credit card receivable on the cost recovery method. Under the cost recovery method of accounting, no income is recognized until the basis of the future payment card receivable has been fully recovered.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Investments in Commercial Finance Assets – (Continued)

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases, loans and future payment card receivables) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due, or, in the case of future payment card receivables, when no payments have been received in 60 days. As of December 31, 2009 and 2008, the Fund had $21.3 and $1.2 million respectively, of leases and loans on non-accrual status. The amount of future payment card receivables on non-accrual totaled $2.0 million and $0.5 million as of December 31, 2009 and 2008, respectively. The allowance for credit losses related to future payment card receivables on non-accrual was $1.2 million and $0.5 million as of December 31, 2009 and 2008, respectively. At December 31, 2009, the Fund determined that the amount and timing of future cash collections on the remaining $2.0 million of credit card payment receivables was not reasonably estimable. Accordingly, the Fund will recognize revenue on these receivables using the cost recovery method. Fees from delinquent payments are recognized when received and are included in other income.

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

December 31, 2009

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income (loss) are referred to as “other comprehensive income (loss)” and for the Fund only includes the Fund’s share of unrealized losses on hedging contracts held by affiliates that the Fund accounts for under the equity method.

Allocation of Partnership Income (Loss) and Cash Distributions

Cash available for distributions, if any, are made monthly as follows: 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their unpaid cumulative return (8.5%) of their adjusted capital contribution and thereafter.

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

Subsequent Events

The Fund has evaluated subsequent events, and determined that other than events relating to the debt facilities as discussed in Note 7, there have not been any events that have occurred that would require adjustments to or additional disclosure in the consolidated financial statements.

Recent Accounting Standards

In June 2009, the FASB identified the FASB Accounting Standards Codification, or ASC, as the authoritative source of U.S. GAAP other than guidance put forth by the U.S. Securities and Exchange Commission. All other accounting literature not included in the ASC will be considered non-authoritative. The Fund adopted this standard during the quarter ended September 30, 2009 and revised its disclosures accordingly for references to U.S. GAAP.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recent Accounting Standards – (Continued)

Accounting Standards Issued But Not Yet Effective

The FASB has issued the following accounting standards which are not yet effective for the Fund as of December 31, 2009:

Transfers of Financial Assets and Interests in VIEs In December 2009, the FASB issued new guidance for improving financial reporting for enterprises involved with VIEs regarding power to direct the activities of a VIE as well as obligations to absorb the losses. This guidance is effective for interim and annual periods beginning after November 15, 2009. The Fund has evaluated the potential impact of adopting this statement and does not believe it will have an impact on its consolidated financial statements.

Fair Value of Liabilities. In August 2009, the FASB clarified techniques for valuing a liability in circumstances where a quoted price for an identical liability is not available. The provisions of this guidance are effective for the Fund beginning January 1, 2010.

Consolidations. In June 2009, the FASB issued guidance which requires a qualitative approach to identifying a controlling financial interest in an entity, and an ongoing assessment of whether an entity is a variable interest entity, or VIE, and whether an interest in a VIE makes the holder the primary beneficiary of the VIE and, thus, is required to consolidate the VIE in its financial statements. This guidance is effective for the Fund beginning January 1, 2010. The Fund has evaluated the potential impact of adopting this statement and does not believe it will have an impact on its consolidated financial statements.

Newly Adopted Accounting Principles – The Fund adopted the following accounting standards during year ended December 31, 2009:

Noncontrolling Interests. On January 1, 2009, the Fund adopted guidance issued by the Financial Accounting Standards Board (“FASB”) relating to noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, as well as the deconsolidation of a subsidiary, and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the deconsolidated entity that should be reported as equity in the consolidated financial statements. It also (1) changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and (2) establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. This guidance was applied prospectively, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. Any noncontrolling interest resulting from the consolidation of a less-than-wholly-owned subsidiary beginning January 1, 2009 is accounted for in accordance with the revised guidance. The adoption of this guidance did not have a material impact on the Fund’s consolidated financial position or consolidated results of operations; however, it did have an impact on the presentation of noncontrolling interests, formerly known as “minority interest,” in the Fund’s consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recent Accounting Standards – (Continued)

Disclosures about Derivative Instruments and Hedging Activities. On January 1, 2009, the Fund adopted amended guidance issued by the FASB relating to disclosures about derivative instruments and hedging activities. This amended guidance requires enhanced disclosures for derivative instruments, including those used in hedging activities, which the Fund has included in Note 9. The adoption of the amended guidance had no impact on the Fund’s consolidated financial position or results of operations.

Subsequent Events. In April 2009, the FASB issued guidance relating to subsequent events and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Fund adopted this guidance during the quarter ended June 30, 2009.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

	Period Ended December 31,
	2009	2008
Cash paid for:
Interest	$16,234	$—

Non-cash activities:
Participations in LEAF Funds JV2	$1,730	$—

NOTE 4 – ACQUISITION OF INTERESTS IN POOLS OF LEASE ASSETS

In March 2009, the Fund entered into an agreement with LEAF III to form LEAF Funds JV2, which purchased an interest in LCFF, a VIE, from LEAF Financial. LCFF commenced operations in May 2008 and operates on a fiscal year ending September 30. Through February 2009, LCFF sold subordinated notes to unrelated parties. The notes offering closed in February 2009 having raised $9.4 million.

In June 2009, the Fund acquired a pool of lease assets through the acquisition of RCF from the Fund’s General Partner, which had acquired RCF in June 2009 from an affiliate, for the purpose of transferring it to the Fund.

In November 2008, the Fund and LEAF III, formed LEAF Funds JV1, a joint venture which owned a pool of lease assets. The Fund acquired a 49% interest in such joint venture. The purchase price of $11.6 million represented 49% of the adjusted net equity of LEAF Funds JV1 as of the date of acquisition by the Fund.

The Fund accounted for its investment in the LEAF Funds JV1 under the equity method of accounting since the Fund had the ability to exercise significant influence over operating and financial decisions of this entity. In addition to reflecting its 49% share of LEAF Funds JV1’s income (loss) in the consolidated statements of operations in equity in losses of affiliate, the Fund also recorded its 49% share of LEAF Funds JV1’s management fees and administrative expenses to affiliate. These expenses are reflected in the respective line items on the consolidated statements of operations.

In August 2009, the Fund increased its ownership interest in LEAF Funds JV1 by an additional 47%. As a result of this transaction, LEAF Funds JV1 was consolidated with the results of the Fund effective August 31, 2009.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 4 – ACQUISITION OF INTERESTS IN POOLS OF LEASE ASSETS – (Continued)

The following summarizes the impact of the above transactions on the Fund’s consolidated balance sheet as of each respective acquisition date (in thousands):

	LEAF Funds JV2	RCF	LEAF Funds JV1
Cash	$2,024	$—	$118
Restricted cash	6,713	4,218	7,916
Investment in commercial finance assets	192,528	90,534	140,538
Debt	(178,211)	(82,319)	(126,216)
Derivative assets	719	—	—
Derivative liability	(5,566)	(4,431)	(3,887)
Subordinated notes	(9,355)	—	—
Due to affiliates	(8,409)	(90)	(1,102)
Accounts payable and accrued expenses	—	(478)	(691)
Deferred financing costs and other assets	1,730	111	1,468
Other	—	—	133

	2,173	7,545	18,277
Less: the Fund’s prior ownership	—	—	(9,777)

Total purchase price for equity interest	2,173	7,545	8,500
Cash acquired	(2,024)	—	(118)

Total purchase price for equity interest, net of cash acquired	149	7,545	8,382
Paydown of due to affiliate balance	7,500	—	—

Total purchase price, net of cash acquired	$7,649	$7,545	$8,382

NOTE 5 – INVESTMENT IN COMMERCIAL FINANCE ASSETS

The Fund’s investment in commercial finance assets, net, consists of the following (in thousands):

	December 31,
	2009	2008
Direct financing leases (a)	$170,083	$3,025
Loans (b)	338,177	8,700
Operating leases	6,562	373
Future payment card receivables	1,986	3,406

	516,808	15,504
Allowance for credit losses	(15,634)	(570)

	$501,174	$14,934

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 5 - INVESTMENT IN COMMERCIAL FINANCE ASSETS – (Continued)

(a)	The Fund’s direct financing leases are for initial terms generally ranging from 24 to 84 months.

(b)	The interest rates on loans generally range from 7% to 13%.

The components of direct financing leases and loans (in thousands):

	December 31,
	2009		2008
	Direct Financing Leases	Loans	Direct Financing Leases	Loans
Total future minimum lease payments	$191,038	$399,842	$3,404	$9,312
Unearned income	(21,797)	(53,967)	(458)	(531)
Residuals, net of unearned residual income (a)	3,252	—	105	—
Security deposits	(2,410)	(7,698)	(26)	(81)

	$170,083	$338,177	$3,025	$8,700

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extension or disposition of equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2009	2008
Equipment	$9,105	$408
Accumulated depreciation	(2,543)	(35)

	$6,562	$373

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Year Ended December 31,	Period Ended December 31,
	2009	2008
Allowance for credit losses, beginning of period	$570	$—
Provision for credit losses	19,107	570
Charge offs	(4,321)	—
Recoveries	278	—

Allowance for credit losses, end of period	$15,634	$570

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 5 - INVESTMENT IN COMMERCIAL FINANCE ASSETS – (Continued)

At December 31, 2009, the future payments scheduled to be received on non-cancelable commercial finance assets for each of the five succeeding annual periods ending December 31 and thereafter are as follows (in thousands):

	Direct Financing Leases	Loans	Operating(a) Leases	Total
2010	$72,082	$133,920	$3,195	$209,197
2011	55,853	99,841	2,397	158,091
2012	36,581	71,736	748	109,065
2013	21,697	43,608	118	65,423
2014	3,806	21,405	23	25,234
Thereafter	1,019	29,332	6	30,357

	$191,038	$399,842	$6,487	$597,367

(a)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

NOTE 6 – DEFERRED FINANCING COSTS

As of December 31, 2009 and 2008, deferred financing costs include $3.5 million and $125,000, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of December 31, 2009 and 2008 was $1.3 million, and $0, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending December 31 and thereafter is as follows (in thousands):

2010	$1,085
2011	1,010
2012	577
2013	500
2014	216
Thereafter	70

$3,458

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 7 – BANK DEBT

The Fund’s bank debt consists of the following (in thousands):

			December 31, 2009
	Type	Maturity Date	Amount of Facility	Outstanding Balance (1)	Amount Available (2)	Interest per annum per agreement	Interest rate per annum adjusted for swaps (3)
Wells Fargo	Revolving	February 2012	$75,000	$74,991	$9	One Month Libor +4.1%	5.6%
Morgan Stanley	Term	(4)	150,366	150,366	—	One Month Libor + 3.%	8.2%
HVB	Revolving	(5)	100,000	100,000	—	(5)	5.3%
Morgan Stanley/RBS-A	Term	(4)	84,451	84,451	—	One Month LIBOR + 4%	9.4%
Morgan Stanley/RBS-B	Term	(4)	17,217	17,217	—	One Month LIBOR + 17.5%	24.4%

			$427,034	$427,025	$9

(1)	Collateralized by specific leases and loans and related equipment. As of December 31, 2009, $462.1 million of leases and loans and $18.4 million of restricted cash were pledged as collateral under the Fund’s credit facilities.

(2)	Availability under these debt facilities is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral and compliance with the borrowing base formula.

(3)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap and cap agreements. The interest rate swap agreements terminate on various dates and fix the LIBOR-component of the interest rate.

(4)	The Morgan Stanley term loan and the Morgan Stanley/RBS facilities mature on April 22, 2010. The Fund is engaged in discussions to extend the maturity of the term loan and facilities beyond April 22, 2010, although there can be no assurance that such extension will be executed. If the Fund does not obtain such extension, management expects that any borrowings outstanding as of such date will continue to be repaid as payments are received on the underlying leases and loans pledged as collateral.

(5)	The HVB facility matured on March 31, 2010 and was extended to April 30, 2010, while the Fund negotiates a longer-term renewal. If this facility is not extended at the time of maturity, management expects that the Fund would not be required to make full repayment at that time. Rather, the Fund would repay the outstanding debt as payments are received on the underlying leases and loans pledged as collateral. Borrowings under this facility bear interest at one of the two rates determined by asset class: Pool A- one month LIBOR plus 1.10 % or Pool B- one month LIBOR plus 0.80%

Upon maturity under the Fund’s current borrowing arrangements, the Fund’s lenders have various remedies under their individual loan agreement such as allowing repayment of the outstanding loan balance as payments are received on the underlying leases and loans or selling those pledged leases and loans in a commercially reasonable manner. While it is rare for lenders to take such a drastic action as selling a performing portfolio, to satisfy outstanding amounts at maturity, such action could be at prices lower than the Fund’s carrying value, which could result in losses and reduce the Fund’s income and distributions to our partners.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 7 – BANK DEBT – (Continued)

The Fund is subject to financial covenants under its debt facilities including minimum tangible net worth, maximum leverage ratios and portfolio delinquency that are intended to measure the Fund’s financial viability, limit the amount the Fund can borrow based on measuring its debt to net worth and measure performance of its portfolio. In addition, the Fund’s debt facilities include financial covenants covering LEAF Financial, an affiliate of the General Partner and the servicer of its portfolio. These covenants exist to provide the lender with information about the financial viability of the entity that services its portfolio. These covenants are similar in nature to the covenants discussed above that are applicable to the Fund, and are related to such things as its servicer’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance with the debt terms of all of LEAF Financial’s managed entities.

In February 2009, the Fund entered into a $75 million non-recourse, revolving line of credit with Wells Fargo Foothill, LLC. Interest on this facility is calculated at LIBOR plus a variable margin (4.1% at December 31, 2009). Interest and principal are due monthly as payments are received on the leases and loans collateralizing the borrowings. As of December 31, 2009, the Fund is in compliance with the covenants under this facility.

The Fund through its subsidiary LCFF, has a non-recourse term facility with Morgan Stanley Bank. Interest at LIBOR plus 3.00% and principal payments are due monthly. As of December 31, 2009, the Fund was not in compliance with a covenant under this term loan relating to the profitibility of LEAF Financial, the servicer of leases and loans. The Fund is negotiating with Morgan Stanley to remedy this covenant.

The Fund has a $100 million secured revolving credit facility with Bayerische Hypo-Und Vereinsbank AG (“HVB”) to finance the purchase of equipment leases and loans. Borrowings under this facility bear interest at one of the two rates determined by asset class: Pool A- one month LIBOR plus 1.10 % or Pool B- one month LIBOR plus 0.80%. The Fund utilizes interest rate swaps on this facility to mitigate fluctuations in interest rates. As of December 31, 2009, RCF is in compliance with the covenants under this facility.

The Fund has a $101.7 million non-recourse, term loan with Morgan Stanley/RBS. The term loan has two classes of loans—Class A and Class B. Borrowings under Class A have varying interest rates as follows: (i) through the maturity date the rate is one month LIBOR plus 4.00% and (ii) from and after the maturity date or during any event of default the rate is one month LIBOR plus 5.00%. Borrowings under Class B have varying interest rates as follows: (i) through the maturity date the rate is one month LIBOR plus 17.5% and (ii) from and after the maturity date or during any event of default the rate is one month LIBOR plus 20.0%. The Fund utilizes interest rate swaps under this facility to mitigate fluctuations in interest rates. As of December 31, 2009, we were not in compliance with a covenant under this facility relating to the profitibility of LEAF Financial, the servicer of leases and loans. The Fund is negotiating with Morgan Stanley/RBS to remedy this covenant.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 7 – BANK DEBT – (Continued)

Debt repayments

Annual principal payments on the Fund’s aggregate borrowings over the next five years ended December 31 and thereafter, are as follows (in thousands):

2010	$188,130
2011	96,861
2012	78,839
2013	29,679
2014	14,378
Thereafter	19,138

$427,025

NOTE 8 – SUBORDINATED NOTES PAYABLE

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

NOTE 9 – DERIVATIVE INSTRUMENTS

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps and caps. The Fund has elected not to apply hedge accounting; therefore, changes in the fair value of those derivatives are recorded directly to earnings as they occur. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporates the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of December 31, 2009, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $10.7 million. As of December 31, 2009, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at December 31, 2009, it could have been required to settle its obligations under the agreements at their termination value of $10.7 million.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 9 – DERIVATIVE INSTRUMENTS – (Continued)

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

At December 31, 2009, the Fund had 40 interest rate swap agreements that terminate on various dates ranging from July 2011 to November 2020, and 11 interest rate cap agreements that terminate on various dates ranging from June 2011 to February 2016. The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2009 and on the consolidated statement of operations for the year ended December 30, 2009 (in thousands):

Fair Value of Derivative Instruments

	December 31, 2009
	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate cap contracts	$70,706	Derivative assets at fair value	$730
Interest rate swap contracts	302,800	Derivative liabilities at fair value	(10,458)

	$373,506

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives not designated as hedging instruments	Notional Amount	Statement of Operations Location	Year Ended December 31, 2009
Interest rate cap contracts	$70,706	Gains on derivative activities	$(220)
Interest rate swap contracts	302,800	Gains on derivative activities	(2,933)

	$373,506		$(3.153)

NOTE 10 – FAIR VALUE MEASUREMENT

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

December 31, 2009

NOTE 10 – FAIR VALUE MEASUREMENT – (Continued)

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

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2009 (in thousands):

	Fair Value Measurements Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	At Fair Value
Interest rate caps	$—	$730	$—	$730
Interest rate swaps	$—	$(10,458)	$—	$(10,458)

The Fund had no assets or liabilities measured at fair value on a recurring basis as of December 31, 2008.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 11 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Year Ended December 31,	Period Ended December 31,
	2009	2008
Acquisition fees	$2,965	$180
Management fees	3,945	196
Administrative expenses	2,811	145
Organization and offering expense allowance	1,972	1,172
Underwriting fees	8,449	3,950

Acquisition Fees. An affiliate of the General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The Fund pays the General Partner a subordinated annual asset management fee equal to 1% of assets under management for managing the Fund’s assets, or, if less, a management fee that is reasonably competitive, and would customarily be paid to non-affiliated third-parties rendering similar services. For all other leases and loans, the Fund pays the General Partner a subordinated annual asset management fees equal to 4% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. During the Fund’s five-year investment period, management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital.

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

Chadwick was paid an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold the units in the offering. Chadwick also received sales commissions of 7% of the proceeds of each unit that they sold. Chadwick did not sell any units and did not retain sales commissions through December 31, 2009.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and LEAF Financial related to acquiring and managing portfolios of equipment, management fees and reimbursed expenses.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

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

Under the supervision of our General Partner’s chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level discussed above.

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2009, our internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our General Partner’s management’s report in this annual report.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

ITEM 9A – CONTROLS AND PROCEDURES – (Continued)

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

The following tables sets forth information with respect to the Directors and Executive Officers of our General Partner:

Name	Age	Position
Crit S. DeMent	57	Chairman of the Board of Directors and Chief Executive Officer
Miles Herman	50	President, Chief Operating Officer, and Director
Jonathan Z. Cohen	39	Director
Jeffrey F. Brotman	46	Director
Robert K. Moskovitz	53	Chief Financial Officer
David H. English	59	Executive Vice President and Chief Investment Officer
Daniel G. Courtney	47	Executive Vice President — Investment Programs

Crit S. DeMent has been Chairman of the Board of Directors and Chief Executive Officer of LEAF Financial since November 2001. Mr. DeMent also serves as Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management since it was formed in August 2006, Chairman of the Board of Directors and Chief Executive Officer of LEAF Funding since March 2003, a Senior Vice President of Resource America since 2005 and Senior Vice President – Equipment Leasing of Resource Capital Corp. since March 2005. Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996. Mr. DeMent serves on the Executive Committee of the Board of Directors of the Equipment Leasing and Finance Association.

Miles Herman has been President, Chief Operating Officer, and a Director of LEAF Financial since January 2002. Mr. Herman also serves as President, Chief Operating Officer and as a Director of LEAF Asset Management since 2006. Mr. Herman has served as a director of LEAF Funding since January 2004. He was a Senior Vice President of LEAF Funding from 2004 until 2009 and an Executive Vice President from 2009 until the present. Mr. Herman held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001, ending as Senior Vice President. From 1990 to 1998, he held various operational, marketing, program management, business development and sales positions with Tokai Financial, most recently as Director of Capital Markets. Before that, he served as Vice President, Operations and Sales at LSI Leasing Services, Inc. from 1989 to 1990, and as a manager of operations at Master Lease Corporation from 1984 to 1989. Mr. Herman holds a Bachelor of Science degree from Villanova University.

Jonathan Z. Cohen has been a Director of LEAF Financial Corporation since January 2002, and a Director of LEAF Asset Management since it was formed in August 2006. Mr. Cohen also serves, or has served, in the following positions with Resource America: a Director since 2002, President since 2003, Chief Executive Officer since 2004, Chief Operating Officer from 2002 to 2004, Executive Vice President from 2001 to 2003, and Senior Vice President from 1999 to 2001. In addition, Mr. Cohen serves as Chief Executive Officer, President and a Director of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in 2005. Mr. Cohen also serves as Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999, Vice Chairman and a Director of Atlas America, Inc. since its formation in 2000, Vice Chairman of Atlas Pipeline Holdings GP, LLC since its formation in 2006 and Vice Chairman of Atlas Energy Resources, LLC (a publicly-traded energy company) since its formation in 2006.

Jeffrey F. Brotman has been a Director of LEAF Financial since April 2008. Mr. Brotman has also been Executive Vice President of Resource America since June 2007. Mr. Brotman was a co-founder of Ledgewood, P.C. (a Philadelphia-based law firm) and was affiliated with the firm from 1992 until June 2007, serving as its managing partner from 1995 until March 2006. Mr. Brotman is also a non-active Certified Public Accountant and an Adjunct Professor at the University of Pennsylvania Law School. Mr. Brotman was Chairman of the Board of Directors of TRM Corporation (a publicly-traded consumer services company) from September 2006 until September 2008 and was its President and Chief Executive Officer from March 2006 through June 2007.

The board of directors of our General Partner has not adopted specific minimum qualifications for service on the board, but rather seeks a mixture of skills that are relevant to our business. The following presents a brief summary of the attributes of each director that led to the conclusion that such person should serve as a director:

Mr. DeMent has lengthy and extensive experience in the equipment leasing and finance industry.

Mr. Herman has lengthy and extensive experience in the equipment leasing and finance industry.

Mr. Cohen has extensive financial and operational experience, including as the chief executive officer of our general partner’s publicly traded parent company.

Mr. Brotman has significant experience in finance, as an attorney, and as the chief executive officer of a public company.

Robert K. Moskovitz has been Chief Financial Officer of LEAF Financial since February 2004, Treasurer of LEAF Financial from September 2004 until April 2009 and Assistant Secretary of LEAF Financial since June 2007. Mr. Moskovitz also serves as Chief Financial Officer and Assistant Secretary of LEAF Asset Management since it was formed in August 2006, and Chief Financial Officer and a Director of LEAF Funding since May 2004. He has over twenty years of experience as the Chief Financial Officer of both publicly and privately owned companies. From 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002 he was Executive Vice President and Chief Financial Officer of ImpactRx, Inc., which provides advanced sales and marketing intelligence to pharmaceutical companies. From 1983 to 2001 Mr. Moskovitz held senior executive level financial positions with several high growth public and privately held companies. He began his professional career with Deloitte & Touche (formerly Touche Ross & Co). Mr. Moskovitz is a Certified Public Accountant and holds a B.S. degree in Business Administration from Drexel University.

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

Daniel G. Courtney has been Executive Vice President – Investment Programs of LEAF Financial and LEAF Asset Management since January 2008. Mr. Courtney was Senior Vice President - Investment Programs of LEAF Asset Management since it was formed in August 2006 until January 2008 and served as Senior Vice President – Investment Programs of LEAF Financial since October 2005 until January 2008. Mr. Courtney also is registered with Chadwick Securities, an affiliate of our general partner. Mr. Courtney was Senior Vice President with ATEL Capital Group, a San Francisco-based sponsor of leasing limited partnerships from October 2003 to October 2005.

From 1984 to 2003, Mr. Courtney served in sales and marketing management roles for various financial services firms and fund sponsors of real estate and equipment leasing programs. Mr. Courtney is a General Securities Principal, holds various FINRA securities licenses and received a B.S. degree in Business Administration from Southeast Missouri State University. Mr. Courtney is a member of the Investment Program Association (IPA) and serves as Chairman of the education committee. He is also a member of the Association of Investment Management Sales Executives (AIMSE) and has completed its Investment Management program at The Wharton School at the University of Pennsylvania.

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

ITEM 11 – EXECUTIVE COMPENSATION

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had approximately 2,755 limited partners as of December 31, 2009.

(b)	In 2008, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2009, our General Partner owned 10,753, or 0.85%, of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year ended December 31, 2009, we were charged management fees by our General Partner of $3.9 million. Our General Partner will continue to receive 2% or 4% of rental payments on full payout leases and equipment under operating leases, respectively, for management services performed on our behalf. This management fee is paid monthly only if and when our limited partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 8.5% per year on the aggregate amount paid for their units.

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

Our General Partner shall apply distributable cash first at 1% to our General Partner and 99% to our limited partners in an amount equal to their unpaid cumulative return and thereafter, to investment and reinvestment in investments or, if the General Partner shall elect not to invest or reinvest such distributable cash, 1% to our General Partner and 99% to our Limited Partners. For the year ended December 31, 2009, our General Partner received cash distributions of $66,000. In November 2009, our General Partner acquired a 0.85% limited partner interest in us.

Our General Partner receives an organization and offering expense allowance on a sliding scale, based on the amount of our offering proceeds for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees, sales commissions, or reimbursement of bona fide accountable due diligence expenses of selling dealers. Organization and offering expenses reimbursed to the General Partner for the year ended December 31, 2009 were $2.0 million.

Our General Partner receives fees for acquiring our equipment of 2% of the purchase price we paid, including debt we incurred or assumed in connection with the acquisition. Fees for acquiring our equipment paid to the General Partner for the year ended December 31, 2009 were $3.0 million.

For the year ended December 31, 2009, we reimbursed our General Partner and its affiliates administrative expenses of $2.8 million.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP for the year ended December 31, 2009 and period ended December 31, 2008 for professional services rendered were $190,000 and $124,265, respectively.

Audit-Related Fees. We did not incur fees in 2009 for other services not included above.

Tax Fees. We did not incur fees in 2009 for other services not included above.

All Other Fees. We did not incur fees in 2009 for other services not included above.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

Our General Partner’s Board of Directors reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The financial statements required by this Item are set forth in Item 8 – “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

No schedules are required to be presented in this report under Regulation S-X promulgated by the SEC.

3.	Exhibits

Exhibit No.	Description

3.1	Certificate of Limited Partnership (1)

3.2	Amended and Restated Agreement of Limited Partnership (2)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	Form of Origination and Servicing Agreement Among LEAF Financial Corporation, LEAF Equipment Finance Fund 4, LP and LEAF Funding, Inc. (1)

10.2	Receivables Loan and Security Agreement, dated as of October 31, 2006, among Resource Capital Funding II, LLC, as the Borrower, and LEAF Financial Corporation, as the Servicer, and Morgan Stanley Bank, as a Lender and Collateral Agent, and U.S. Bank National Association, as the Custodian and the Lender’s Bank and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, as amended through November 13, 2008 (3)

10.3	Forbearance and Reservation of Rights, dated as of May 14, 2009, by and among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Bank, NA, and Morgan Stanley Capital Services Inc. (5)

10.4	Indenture by and between LEAF Commercial Finance Fund, LLC and U.S. Bank National Association (3)

10.5	Amended and Restated Limited Liability Company Agreement of LEAF Commercial Finance Fund, LLC (3)

10.6	Limited Liability Company Agreement of LEAF Funds Joint Venture 2, LLC (3)

10.7	Membership Interest Purchase Agreement by and between LEAF Financial Corporation and LEAF Funds Joint Venture 2, LLC (3)

10.8	Loan and Security Agreement by and among LEAF 4A SPE, LLC, LEAF Equipment Finance Fund 4, L.P., LEAF Funding, Inc., LEAF Financial Corporation, the lenders party thereto, and Wells Fargo Foothill, LLC dated as of February 9, 2009(4)

10.9	Seventh Amendment to the Receivables Loan and Security Agreement and Waiver, dated as of July 14, 2009, with Morgan Stanley Bank, N.A., as lender and as collateral agent (6)

10.10	Sale and Assignment Agreement between LEAF Asset Management, LLC and LEAF Equipment Finance Fund 4, LP dated September 30, 2009 (6)

10.11	Receivables Loan and Security Agreement, dated as of March 31, 2006, among Resource Capital Funding, LLC, LEAF Financial Corporation, Black Forest Funding Corporation, Bayerische Hypo- Und Vereinsbank AG, U.S. Bank National Association, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as amended through the Seventh Amendment (the “HVB Agreement”) (6)

10.12	Eight Amendment Agreement to the HVB Agreement (6)

10.13	Ninth Amendment Agreement to the HVB Agreement (6)

10.14	Membership Interest Transfer Agreement, dated as of August 31, 2009, by and between LEAF Equipment Finance Fund 4, L.P. and LEAF Equipment Leasing Income Fund III, L.P. (7)

10.15	Eighth Amendment to the Receivables Loan and Security Agreement and Waiver dated as of June 18, 2009, among LEAF Capital Funding III, LLC, LEAF Financial Corporation, Morgan Stanley Bank, Morgan Stanley Asset Funding Inc., The Royal Bank of Scotland PLC, U.S. Bank National Association, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services)(7)

10.16	Eight Amendment to Receivable Loan and Security Agreement and Waiver dated December 22, 2009 among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Bank , N.A, Lyon Financial; Services, Inc, U.S. Bank National Association, Morgan Stanley Capital Services, Inc and Morgan Stanley Asset Funding Inc.

10.17	Ninth Amendment to Receivables Loan and Security Agreement and Waiver dated as of December 22, 2009 by and among LEAF Capital Funding III, LLC, LEAF Financial Corporation, LEAF Funding Inc, Morgan Stanley Bank, N.A., Morgan Stanley Asset Funding Inc, The Royal Bank of Scotland PLC, Morgan Stanley Capital Services, Inc, Lyon Financial Services, Inc and U.S.Bank National Association.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on March 24, 2008 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to Form 8-K on May 8, 2009 and by this reference incorporated herein.

(3)	Filed previously on May 12, 2009 in Post-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and by this reference incorporated herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT FINANCE FUND 4, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, its General Partner

April 1, 2010	By:	/s/ CRIT S. DEMENT
Crit S. Dement
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Crit S. DeMent Crit S. Dement	Chairman of the Board and Chief Executive Officer of the General Partner (Principal Executive Officer)	April 1, 2010

/s/ Miles Herman Miles Herman	President, Chief Operating Officer and Director of the General Partner	April 1, 2010

/s/ Robert K. Moskovitz Robert K. Moskovitz	Chief Financial Officer (Principal Accounting and Financial Officer)	April 1, 2010

/s/ Jonathan Z. Cohen Jonathan Z. Cohen	Director of the General Partner	April 1, 2010

/s/ Jeffrey F. Brotman Jeffrey F. Brotman	Director of the General Partner	April 1, 2010

S-1