Form 10-Q
period 2010-03-31
LEAF Equipment Finance Fund 4, L.P.
filed 2010-05-21
CIK 1426850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There is no public market for the Registrant’s securities.

DOCUMENTS INCORPORATED BY REFERENCE

None

LEAF EQUIPMENT FINANCE FUND 4, L.P.

INDEX TO ANNUAL REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Cash	$300	$1,621
Restricted cash	19,710	22,851
Investment in leases and loans, net	465,523	501,174
Derivative assets at fair value	438	730
Deferred financing costs, net	3,162	3,458
Other assets	314	393

Total assets	$489,447	$530,227

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$396,472	$427,025
Accounts payable, accrued expenses and other liabilities	2,559	2,840
Derivative liabilities at fair value	9,592	10,458
Due to affiliates	32	211
Subordinated notes payable	9,355	9,355

Total liabilities	$418,010	$449,889

Commitments and contingencies

Partners’ (Deficit) Capital:
General partner	(393)	(304)
Limited partners	71,058	79,933

Total LEAF 4 partners’ capital	70,665	79,629
Noncontrolling interest	772	709

Total partners’ capital	71,437	80,338

Total liabilities and partners’ capital	$489,447	$530,227

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Interest on equipment financings	$9,952	$1,725
Rental income	756	170
Gains on sales of equipment and lease dispositions, net	196	2
Other	382	51

	11,286	1,948

Expenses:
Interest expense	6,202	707
Loss on derivative activities	1,971	1,299
Depreciation on operating leases	636	144
Provision for credit losses	5,932	943
General and administrative expenses	604	282
Administrative expenses reimbursed to affiliate	868	369
Management fees to affiliate	1,234	568

	17,447	4,312

Loss before equity in losses of affiliate	(6,161)	(2,364)
Equity in loss of affiliate	—	(1,200)

Net loss	(6,161)	(3,564)
Less: Net (income) loss attributable to the noncontrolling interest	(63)	11

Net loss attributable to LEAF 4 partners	$(6,224)	$(3,553)

Net loss allocated to LEAF 4’s limited partners	$(6,162)	$(3,517)

Weighted average number of limited partner units outstanding during the period	1,260,131	468,710

Net loss per weighted average limited partner unit	$(4.89)	$(7.50)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Capital

(In thousands, except unit data)

(Unaudited)

	General Partner Amount	Limited Partners		LEAF 4 Partners’ Capital	Non-Controlling Interest	Total Partners’ Capital	Comprehensive Income (Loss)
		Units	Amount
Balance, January 1, 2010	$(304)	1,260,364	$79,933	$79,629	$709	$80,338
Return of offering costs related to the sale of limited partnership units	—	—	8	8	—	8
Cash distributions	(27)	—	(2,678)	(2,705)	—	(2,705)
Redemption of limited partnership units	—	(500)	(43)	(43)	—	(43)
Comprehensive loss:
Net loss	(62)	—	(6,162)	(6,224)	63	(6,161)	$(6,161)
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	—	(63)

Comprehensive loss attributable to LEAF 4	—	—	—	—	—	—	$(6,224)

Balance, March 31, 2010	$(393)	1,259,864	$71,058	$70,665	$772	$71,437

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss attributable to LEAF 4 partners	$(6,224)	$(3,553)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(196)	(2)
Amortization of deferred financing costs and financial derivatives	1,844	250
Depreciation on operating leases	636	144
Provision for credit losses	5,932	943
Equity in losses of affiliate	—	1,200
Net income (loss) attributable to the noncontrolling interest	63	(11)
Unrealized (gains) losses on derivative hedging activities	(661)	926
Changes in operating assets and liabilities:
Other assets	79	—
Accounts payable, accrued expenses and other liabilities	(281)	248
Due to affiliates, net	(171)	37

Net cash provided by operating activities	1,021	182

Cash flows from investing activities:
Purchases of leases and loans	(6,992)	(66,060)
Proceeds from leases and loans	35,624	3,762
Security deposits collected, net of returns	(820)	(566)
Investment in LEAF Funds JV 1	—	(735)
Issuance of membership interest in LEAF Funds JV2 to noncontrolling interest	—	280
Investment in LEAF Commercial Finance Fund, net of cash acquired	—	(7,649)

Net cash provided by (used in) investing activities	27,812	(70,968)

Cash flows from financing activities:
Borrowings of bank debt	14,179	61,684
Repayment of bank debt	(44,732)	(5,195)
Decrease (increase) in restricted cash	3,141	(2,227)
Decrease (increase) in deferred financing costs	6	(577)
Acquisition of financial derivatives	—	(80)
Limited partners’ capital contributions	—	16,119
Offering costs incurred for the sale of partnership units	—	(2,068)
Cash distributions to partners	(2,705)	(880)
Redemption of limited partnership units	(43)	—

Net cash (used in) provided by financing activities	(30,154)	66,776

Decrease in cash	(1,321)	(4,010)
Cash, beginning of year	1,621	6,736

Cash, end of period	$300	$2,726

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

March 31, 2010

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

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the maturity period, the Fund expects to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2015. The Fund expects to enter its maturity period beginning in October 2014. The Fund will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiary, LEAF 4A SPE, LLC. Effective March 1, 2009, the consolidated financial statements also include LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”), in which the Fund acquired and maintains a 98% interest. Effective June 30, 2009, the consolidated financial statements also include Resource Capital Funding, LLC (“RCF”) in which the Fund acquired a 100% interest. Effective August 31, 2009, the consolidated financial statements include LEAF Funding, LLC (“LEAF Funds JV1”) in which the Fund holds an approximate 96% interest. All intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2010, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results of the Fund’s operations for the 2010 fiscal year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 2, 2010.

Significant Accounting Policies

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three months ended March 31, 2010 and March 31, 2009.

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

Future Payment Card Receivables. The future payment card receivables in this portfolio have risk characteristics that are different than those in other portfolios purchased by the Fund. Interest from future payment card receivables are recorded under the effective interest method. Under this method, an effective interest rate, (“IRR”) is applied to the cost basis of the future credit card receivable. The IRR that is calculated when the future credit card receivable is originated remains constant and is the basis for subsequent impairment testing and income recognition.

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases, loans and future payment card receivables) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, it is generally fully reserved less an estimated recovery amount and referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including:1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. For future payment card receivables, the Fund discontinues revenue recognition when no payments have been received for 60 days. If the amount and timing of the future cash collections are not reasonably estimable, the Fund accounts for the future credit card receivable on the cost recovery method. Under the cost recovery method of accounting, no income is recognized until the basis of the future payment card receivable has been fully recovered. As of March 31, 2010 and December 31, 2009, the Fund had $19.7 million and $21.3 million respectively, of leases and loans on non-accrual status. The amount of future payment card receivables on non-accrual totaled $630,000 and $2.0 million as of March 31, 2010 and December 31, 2009, respectively. The allowance for credit losses related to future payment card receivables on non-accrual was $150,000 and $1.2 million as of March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, the Fund determined that the amount and timing of future cash collections on the remaining

$500,000 of credit card payment receivables was not reasonably estimable. Accordingly, the Fund will recognize revenue on these receivables using the cost recovery method. Fees from delinquent payments are recognized when received and are included in other income.

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

Recent Accounting Standards

Newly Adopted Accounting Principles – The Fund adopted the following accounting standards during the quarter ended March 31, 2010:

Subsequent Events. In February 2010, the FASB issued guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either a correction of error or retrospective application of U.S. GAAP. This guidance was effective upon issuance.

Fair Value Measurements. In January 2010, the FASB issued guidance that requires new disclosures and clarifies some existing disclosure requirements about fair value measurements. The new pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, it clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have a material effect on the Fund’s consolidated financial position or consolidated results of operations.

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cash paid for:
Interest	$7,125	$600

Non-cash investing activities:
Increase in participation in loans	$349	$—

NOTE 4 – INVESTMENT IN COMMERCIAL FINANCE ASSETS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Direct financing leases (a)	$154,954	$170,083
Loans (b)	317,916	338,177
Operating leases	5,942	6,562
Future payment card receivables	631	1,986

	479,443	516,808
Allowance for credit losses	(13,920)	(15,634)

	$465,523	$501,174

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 7.5% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$172,617	$371,403	$191,038	$399,842
Unearned income	(18,907)	(46,364)	(21,797)	(53,967)
Residuals, net of unearned residual income (a)	3,352	—	3,252	—
Security deposits (b)	(2,108)	(7,123)	(2,410)	(7,698)

	$154,954	$317,916	$170,083	$338,177

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.
(b)	Included in security deposits are security deposits on leases as well as amounts held back from customers.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Equipment	$8,882	$9,105
Accumulated depreciation	(2,940)	(2,543)

	$5,942	$6,562

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2010	2009
Allowance for credit losses, beginning of period	$15,634	$570
Provision for credit losses	5,932	943
Charge-offs	(7,743)	(211)
Recoveries	97	—

Allowance for credit losses, end of period	$13,920	$1,302

NOTE 5 – DEFERRED FINANCING COSTS

As of March 31, 2010 and December 31, 2009, deferred financing costs include $3.2 million and $3.5 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of March 31, 2010 and December 31, 2009 was $1.6 million, and $1.3 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending March 31, and thereafter, is as follows (in thousands):

2011	$1,045
2012	938
2013	521
2014	428
2015	198
Thereafter	32

$3,162

NOTE 6 – BANK DEBT

The Fund’s bank debt consists of the following (in thousands):

	Type	Maturity	March 31, 2010			Interest rate per annum	Interest rate per annum adjusted for swaps (3)	December 31, 2009 outstanding balance
			Amount of facility	Amount outstanding (1)	Amount available (2)
Wells Fargo	Revolving	February 2012	$75,000	$72,731	$2,269	One month Libor +4.1%	5.5%	$74,991
Morgan Stanley	Term	(4)	137,700	137,700	—	One month Libor +3.%	8.2%	150,366
Morgan Stanley/RBS-A	Term	(5)	68,834	68,834	—	One month Libor +5.%	9.4%	84,451
Morgan Stanley/RBS-B	Term	(5)	17,217	17,217	—	One month Libor +20%	24.4%	17,217
UniCredit	Revolving	(6)	100,000	99,990	10	(6)	5.0%	100,000

			$398,751	$396,472	$2,279			$427,025

(1)	Collateralized by specific leases and loans and related equipment. As of March 31, 2010, $430.8 million of leases and loans and $15.8 million of restricted cash were pledged as collateral under the Fund’s credit facilities.
(2)	Availability under these debt facilities is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral, compliance with covenants and the borrowing base formula.
(3)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap and cap agreements. The interest rate swap agreements terminate on various dates and fix the London Interbank Offered Rate (“LIBOR”) component of the interest rate.
(4)	The Morgan Stanley term loan matures on June 1, 2010. The Fund is engaged in discussions to extend the maturity of the term loan beyond June 1, 2010. If the Fund does not obtain such extension, management expects that any borrowings outstanding as of such date will continue to be repaid as payments are received on the underlying leases and loans pledged as collateral.
(5)	The Morgan Stanley/RBS facility was paid off on May 18, 2010 as the Fund closed on a $92.7 million term securitization in which 3 tranches of notes were issued to investors that mature on October 23, 2016 and September 23, 2018, respectively. All three notes bear interest at 5%.
(6)	HVB was purchased by UniCredit Bank AG, New York Branch (“UniCredit”). On April 30, 2010, the Fund entered into an amendment with UniCredit thereby extending the maturity date of this facility to March 31, 2011 and increasing the interest rate on this facility from the commercial paper index plus 1.10% percent to the commercial paper index plus 2.50%.

Upon maturity or in the event of a default, the Fund’s lenders have various remedies under their individual loan agreement such as allowing repayment of the outstanding loan balance as payments are received on the underlying leases and loans or selling those pledged leases and loans in a commercially reasonable manner. While it is rare for lenders to take such a drastic action as selling a performing portfolio, to satisfy outstanding amounts at maturity, such action could be at prices lower than the Fund’s carrying value, which could result in losses and reduce the Fund’s income and distributions to our partners.

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

As of March 31, 2010, the Fund was in compliance with the covenants under its debt facilities except for three covenant breaches relating to LEAF Financial, the servicer of the Fund’s portfolio. One covenant is regarding minimum cash and average cash balances required as per the Morgan Stanley term loan and the Morgan Stanley/RBS facilities agreements. The third is regarding managed portfolio delinquency as per the Wells Fargo agreement.

The Fund has requested waivers from both Wells Fargo and Morgan Stanley with respect to these breaches. Due to these breaches, Wells Fargo and Morgan Stanley have various remedies under their loan agreements such as allowing repayment of the outstanding balance as payments are received on the underlying leases and loans or selling the pledged leases and loans in a commercially reasonable manner. As previously discussed, the Morgan Stanley/RBS loan was paid off in full on May 18, 2010 as part of the securitization of those related assets. Although the Fund expects to obtain waivers or to amend the covenants in its loan agreements with Wells Fargo and Morgan Stanley, there can be no assurance that such waivers or amendments will be executed. If waivers or amendments are not obtained, it is likely that LEAF Financial would not be in compliance with the same covenants at June 30, 2010. In addition, these breaches could create defaults under the Fund’s other debt facilities and those lenders have remedies similar to that of Wells Fargo and Morgan Stanley.

A default could occur that would have an adverse effect on its operations and could force it to liquidate all or a portion of its portfolio securing its debt facilities. If required, a sale of a portfolio, or any portion thereof, could be at prices lower than its carrying value, which could result in losses and reduce the Fund’s income and distributions to its partners. The lenders’ recourse under these facilities is limited to leases loans and restricted cash pledged as collateral.

Debt repayments

Estimated annual principal payments based on the lenders waiving the covenant breaches on the Fund’s aggregate borrowings over the next five years ended March 31 and thereafter, are as follows (in thousands):

2011	$173,957
2012	92,730
2013	63,053
2014	35,704
2015	14,912
Thereafter	16,116

$396,472

NOTE 7 – SUBORDINATED NOTES PAYABLE

LEAF Commercial Finance Fund LLC (“LCFF”), a subsidiary of the Fund, offered 8.25% secured promissory notes (the “Notes”), which are recourse to LCFF only. The Notes have a six-year term, are recourse to LCFF and require interest only payments until their maturity in February 2015. The Notes are subordinated to the Morgan Stanley bank debt. LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period. This offering closed in February 2009 having raised $9.4 million.

NOTE 8 – DERIVATIVE INSTRUMENTS

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps and caps. The Fund has elected not to apply hedge accounting; therefore, changes in the fair value of those derivatives are recorded directly to earnings as they occur. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with

NOTE 8 – DERIVATIVE INSTRUMENTS (continued)

certain of its derivative counterparties that incorporates the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of March 31, 2010, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $9.8 million. As of March 31, 2010, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at March 31, 2010, it could have been required to settle its obligations under the agreements at their termination value of $9.8 million.

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

At March 31, 2010, the Fund had 42 interest rate swap agreements that terminate on various dates ranging from July 2011 to November 2020, and 11 interest rate cap agreements that terminate on various dates ranging from June 2011 to February 2016. The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2010 and on the consolidated statement of operations for the three months ended March 30, 2010 and 2009 (in thousands):

Fair Value of Derivative Instruments

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments :

Interest rate cap contracts	$64,424	Derivative assets at fair value	$438
Interest rate swap contracts	276,739	Derivative liabilities at fair value	(9,592)

	$341,163

The Effect of Derivative Instruments on the Consolidated Statements of Operations :

			Three Months Ended March 31,
	Notional Amount	Statement of Operations Location	2010	2009
Derivatives not designated as hedging instruments :

Interest rate cap contracts	$64,424	Losses on derivative activities	$206	$338
Interest rate swap contracts	276,739	Losses on derivative activities	1,765	961

	$341,163		$1,971	$1,299

NOTE 9 – FAIR VALUE MEASUREMENT

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

Assets and liabilities measured at fair value on a recurring basis include the following as of March 31, 2010 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets (Liabilities) At Fair Value

Interest rate caps at March 31, 2010	$—	$438	$—	$438
Interest rate swaps at March 31, 2010	$—	$(9,592)	$—	$(9,592)
Interest rate caps at December 31, 2009	$—	$730	$—	$730
Interest rate swaps at December 31, 2009	$—	$(10,458)	$—	$(10,458)

NOTE 10 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended March 31,
	2010	2009
Acquisition fees	$139	$905
Management fees	1,234	568
Administrative expenses	868	369
Organization and offering expense allowance	—	484
Underwriting fees	—	1,584

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

Chadwick was paid an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold the units in the offering. Chadwick also received sales commissions of 7% of the proceeds of each unit that they sold. Chadwick did not sell any units and did not retain sales commissions through March 31, 2010.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and LEAF Financial related to acquiring and managing portfolios of equipment, management fees and reimbursed expenses.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) Our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

As used herein, the terms “we,” “us,” or “our” refer to Lease Equipment Leasing Income Fund 4 L.P. and Subsidiaries.

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

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent maturity period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans assets during the maturity period, we expect to continue to return capital to our partners as those leases and loans mature. Substantially all of our leases and loans mature by the end of 2015. We expect to enter our maturity period beginning in October 2014. We will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

We continued to be impacted by market uncertainties in first quarter of 2010. As further discussed in the “Finance Receivables and Asset Quality” section below, the current economic recession in the United States can adversely affected our operations, resulting in higher delinquencies in our portfolio of leases and loans, which may continue until the economy recovers. Additionally, as discussed in the “Liquidity and Capital Resources” section below, the on-going dislocation in the debt markets has also created challenges in maintaining our existing debt facilities.

Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Investment in commercial finance assets, net	$465,523	$501,174

Number of contracts	13,996	14,000
Number of individual end users (a)	12,440	12,800
Average original equipment cost	$62.0	$60.6
Average initial term (in months)	56	60

States accounting for more than 10% of commercial finance assets portfolio:
California	15%	14%

Types of equipment accounting for more than 10% of commercial finance assets portfolio:
Industrial equipment	21%	20%
Medical equipment	23%	20%
Restaurant equipment	11%	11%

Types of businesses accounting for more than 10% of commercial finance assets portfolio:
Services	46%	46%
Retail trade	11%	18%
Finance/Insurance/Real Estate	18%	0%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No other individual end user or single piece of equipment accounted for more than 10% of our portfolio based on the origination amount.

As of March 31, 2010, the average original equipment cost increased as a result of the growth in our portfolio.

We utilize debt, in addition to our equity, to fund the acquisitions of lease and loan portfolios. Our leases and loans are generally assigned as collateral for borrowings as discussed in the “Liquidity and Capital Resources” section below. As of March 31, 2010 and December 31, 2009, our outstanding debt was $396.5 and $427.0 million, respectively.

We own commercial finance assets directly which we purchase from our General Partner and are included on our consolidated balance sheet. We also participate in commercial finance assets through a joint venture, LEAF Funds JV1, which we formed with LEAF Equipment Leasing Income Fund III, L.P. (“LEAF III”), another fund sponsored by our General Partner. As of March 31, 2009, we did not consolidate this joint venture, and therefore, the commercial finance assets owned by this joint venture were not included in our consolidated balance sheet. Because we participate in the returns of the commercial finance assets held by this joint venture, the March 2009 data below presents the assets we held directly. Effective August 31, 2009, we owned approximately 96% of this joint venture, and therefore the commercial finance assets owned by this joint venture were included in our consolidated balance sheet beginning on such date.

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

	As of and for the Three Months Ended March 31,				As of and for the Year Ended December 31, 2009
			Change
	2010	2009	Amount	%
Investment in leases and loans before allowance for credit losses	$479,443	$270,365	$209,078	77%	$516,808
Less allowance for credit losses	13,920	1,302	12,618	969%	15,634
Investment in leases and loans, net	465,523	269,063	196,460	73%	501,174
Weighted average investment in commercial finance assets before allowance for credit losses	328,991	102,006	226,985	223%	286,900
Non-performing assets	10,944	7,582	3,362	44.3%	21,329
Charge-offs, net of recoveries	7,646	211	7,435	3524%	4,043
As a percentage of finance receivables:
Allowance for credit losses	2.90%	0.48%			3.03%
Non-performing assets	2.29%	2.80%			4.13%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	2.32%	0.21%			1.41%

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

The equipment we finance includes computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on financing equipment used by small to mid-sized businesses. The current economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue until the U.S. economy recovers. The increase in delinquencies, as well as the current economic trends, has caused us to conclude that a greater allowance for credit loss is necessary.

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

For a discussion of our critical accounting policies and estimates, see the discussion in our annual report on Form 10-K for the year ended December 31, 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” We have identified the following policies as critical to our business operations and the understanding of our results of operations.

Results of Operations

The following summarizes our results of operations for the three months ended March 31, 2010 compared to three months ended March 31, 2009 (dollars in thousands):

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$9,952	$1,725	$8,227	477%
Rental income	756	170	586	345%
Gains on sales of equipment and lease dispositions, net	196	2	194	9700%
Other	382	51	331	649%

	11,286	1,948	9,338	479%

Expenses:
Interest expense	6,202	707	5,495	777%
Loss on derivative activities	1,971	1,299	672	52%
Depreciation on operating leases	636	144	492	342%
Provision for credit losses	5,932	943	4,989	529%
General and administrative expenses	604	282	322	114%
Administrative expenses reimbursed to affiliate	868	369	499	135%
Management fees to affiliate	1,234	568	666	117%

	17,447	4,312	13,135	305%

Loss before equity in losses of affiliate	(6,161)	(2,364)	(3,797)	161%
Equity in loss of affiliate	—	(1,200)	1,200	(100)%

Net loss	(6,161)	(3,564)	(2,597)	73%
Less: Net (income) loss attributable to the noncontrolling interest	(63)	11	(74)	(673)%

Net loss attributable to LEAF 4	$(6,224)	$(3,553)	$(2,671)	75%

Net loss allocated to LEAF 4’s limited partners	$(6,162)	$(3,517)	$(2,645)	75%

We expect our revenues to increase as we continue to acquire equipment finance assets from our General Partner and we realize the full year effect of the growth in our portfolio in first quarter of 2010. Our investments in commercial finance assets increased to $465.5 million as of March 31, 2010 as compared to $269.0 million as of March 31, 2009. We expect to acquire additional commercial finance assets through the use of credit facilities. Our General Partner expects revenue derived from these additional leases and loans to exceed the interest expense incurred by the debt incurred to obtain these financings.

The increase in total revenues was attributable to the following:

•

an increase in interest income on equipment financings. Our weighted average net investment in financing assets increased to $329.0 million for the year ended March 31, 2010 as compared to $102.0 million for the period ended March 31, 2009, an increase of $227.0 million (223%). This growth was driven by our acquisitions of portfolios of leases and loans.

•	an increase in rental income which was principally the result of an increase in our investment in operating leases in the 2010 period compared to the 2009 period.

•	an increase in gains on sales of equipment. Gains and losses on sales of equipment may vary significantly from period to period.

•

an increase in other income, which consists primarily of late fee income. Late fee income has increased due to the increase of the equipment financing portfolio coupled with an increase in payment collection efforts

The increase in total expenses was a result of the following:

•

an increase in interest due to an increase in our outstanding debt. Average borrowings for the three months ended March 31, 2010 and March 31, 2009 were $414.3 million and $217.1 million, respectively, at an effective interest rate of 8.5% and 2.0%, respectively.

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

•

Losses on derivative hedging activities include cash payments or receipts relating to our hedging activities and the changes in the fair value of our derivative financial instruments. For the three months ended March 31, 2010, net cash payments were $204,000 and the change in fair value resulted in a non-cash gain of $661,000. These gains (losses) will be based on the value of the derivative contracts at the respective balance sheet date and in a volatile market that is changing daily, may not necessarily reflect the cash amount to be paid at settlement. These gains (losses) will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended March 31, 2010 and 2009 was $(4.89) and $(7.50), respectively, based on a weighted average number of limited partner units outstanding of 1,260,131 and 468,710, respectively.

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

The following table sets forth our sources and uses of cash for the period indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$1,021	$182
Net cash provided by (used in) investing activities	27,812	(70,968)
Net cash (used in) provided by financing activities	(30,154)	66,776

Decrease in cash	$(1,321)	$(4,010)

Partner’s distributions paid for the three months ended March 31, 2010 and March 31, 2009 were $2.7 million and $880,000, respectively. Distributions to limited partners were paid at a rate of 8.5% per annum of invested capital. However, there can be no assurance we will continue to make distributions at this rate. Cumulative partner distributions paid from our inception to March 31, 2010 were approximately $9.3 million.

Future cash distributions are dependent on the performance of the fund and are impacted by a number of factors which include: our ability to obtain and maintain debt financing on acceptable terms to build and maintain our equipment finance portfolio; lease and loan defaults by our customers; and prevailing economic conditions. Due to the prolonged economic recession we continue to see a scarcity of available debt on terms beneficial to the partnership and higher than expected and loan defaults resulting in poorer fund performance than projected.

Cash decreased by $1.3 million primarily due net repayments of $30.5 million and distributions to partners of $ 2.7 million which were partially offset by net proceeds from commercial finance assets of $27.8 million.

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of March 31, 2010 were as follows (in thousands):

	Type	Maturity	Amount of facility	Amount outstanding	Amount available (1)	Amount of collateral (2)
Wells Fargo	Revolving	February 2012	$75,000	$72,731	$2,269	$89,141
Morgan Stanley	Term	(3)	137,700	137,700	—	144,792
Morgan Stanley/RBS	Term	(4)	86,051	86,051	—	103,038
UniCredit	Revolving	(5)	100,000	99,990	10	109,645

			$398,751	$396,472	$2,279	$446,616

(1)	Availability under these debt facilities is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral, compliance with covenants and the borrowing base formula.
(2)	Recourse under these facilities is limited to the amount of collateral pledged.
(3)	The Morgan Stanley term loan and mature on June 1, 2010. We are engaged in discussions to extend the maturity of the term loan beyond June 1, 2010. If we do not obtain such extension, management expects that any borrowings outstanding as of such date will continue to be repaid as payments are received on the underlying leases and loans pledged as collateral.
(4)	The Morgan Stanley/RBS facility was paid off on May 18, 2010 as we closed on a $92.7 million term securitization in which 3 tranches of notes were issued to investors that mature on October 23, 2016 and September 23, 2018, respectively. All three notes bear interest at 5%.
(5)	HVB was purchased by UniCredit Bank AG, New York Branch (“UniCredit”). On April 30, 2010, we entered into an amendment with UniCredit extending the maturity date of this facility to March 31, 2011 and increasing the interest rate on this facility from the commercial paper index plus 1.10% percent to the commercial paper index plus 2.50%.

In February 2009, we entered into a $75 million non-recourse, revolving line of credit with Wells Fargo Foothill, LLC. Interest on this facility is calculated at LIBOR plus a variable margin (4.1% at March 31, 2010). Interest and principal are due monthly as payments are received on the leases and loans collateralizing the borrowings.

We have a non-recourse term loan with Morgan Stanley Bank. Interest is calculated at LIBOR plus 3.00% and principal payments are due monthly.

Upon maturity or in the event of a default, the Fund’s lenders have various remedies under their individual loan agreement such as allowing repayment of the outstanding loan balance as payments are received on the underlying leases and loans or selling those pledged leases and loans in a commercially reasonable manner. While it is rare for lenders to take such a drastic action as selling a performing portfolio, to satisfy outstanding amounts at maturity, such action could be at prices lower than our carrying value, which could result in losses and reduce our income and distributions to our partners.

We are subject to financial covenants under our debt facilities including minimum tangible net worth, maximum leverage ratios and portfolio delinquency that are intended to measure our financial viability, limit the amount we can borrow based on measuring its debt to net worth and measure performance of its portfolio. In addition, our debt facilities include financial covenants covering LEAF Financial, an affiliate of the General Partner and the servicer of its portfolio. These covenants exist to provide the lender with information about the financial viability of the entity that services its portfolio. These covenants are similar in nature to the covenants discussed above that are applicable to the Fund, and are related to such things as its servicer’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance with the debt terms of all of LEAF Financial’s managed entities.

As of March 31, 2010, we were in compliance with the covenants under its debt facilities except for three covenant breaches relating to LEAF Financial, the servicer of our portfolio. One covenant is regarding minimum cash and average cash balances required as per the Morgan Stanley term loan and the Morgan Stanley/RBS facilities agreements. The third is regarding managed portfolio delinquency as per the Wells Fargo agreement.

We have requested waivers from both Wells Fargo and Morgan Stanley with respect to these breaches. Due to these breaches, Wells Fargo and Morgan Stanley have various remedies under our loan agreements such as allowing repayment of the outstanding balance as payments are received on the underlying leases and loans or selling the pledged leases and loans in a commercially reasonable manner. As previously discussed, the Morgan Stanley/RBS loan was paid off in full on May 18, 2010 as part of the securitization of those related assets. Although we expect to obtain waivers or to amend the covenants in our loan agreements with Wells Fargo and Morgan Stanley, there can be no assurance that such waivers or amendments will be executed. If waivers or amendments are not obtained, it is likely that LEAF Financial would not be in compliance with the same covenants at June 30, 2010. In addition, these breaches could create defaults under our other debt facilities and those lenders have remedies similar to that of Wells Fargo and Morgan Stanley.

If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on its operations and could force it to liquidate all or a portion of its portfolio securing its debt facilities. If required, a sale of a portfolio, or any portion thereof, could be at prices lower than its carrying value, which could result in losses and reduce our income and distributions to its partners.

Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments as of March 31, 2010 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Bank debt (1)	$396,472	$173,957	$155,783	$50,616	$16,116
Subordinated notes (2)	$9,355	$—	$—	$9,355	$—

(1)	To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps which fix the interest rates. Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2010: Less than 1 year: $25.7 million; 1-3 years: $26.8 million; 4-5 years: $8.7 million; and after 5 years: $1.0 million.
(2)	Not included in the table above are estimated interest payments on the subordinated notes at March 31, 2010; Less than 1 year: $772,000; 1-3 years: $1.5 million; 4-5 years: $1.5 million; and after 5 years: $—.

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we purchase are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At March 31, 2010, our outstanding bank debt totaled $396.5 million which consists of variable rate debt. To mitigate interest rate risk on the variable rate bank debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps, which fixes the interest rates as follows: Wells Fargo Foothill LLC (5.5%), Morgan Stanley (8.2%), HVB (5.0%) and Morgan Stanley/RBS – Pool A (9.4%) and Pool B (24.4%). At March 31, 2010, the notional amount of the 42 interest rate swaps was $276.7 million. The interest rate swap agreements terminate on various dates ranging from July 2011 to November 2020. At March 31, 2010, the notional amount of the 11 interest rate caps was $64.4 million. The interest rate cap agreements terminate on various dates ranging from June 2011 to February 2016.

The following sensitivity analysis table shows, at March 31, 2010, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(13,288)	$(9,154)	$(5,540)
Change in fair value	$(4,134)	—	$3,614
Change as a percent of fair value	(45)%	—	39%

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

ITEM 4– CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership (1)

3.2	Amended and Restated Agreement of Limited Partnership (2)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	Form of Origination and Servicing Agreement Among LEAF Financial Corporation, LEAF Equipment Finance Fund 4, LP and LEAF Funding, Inc. (1)

10.2	Receivables Loan and Security Agreement, dated as of October 31, 2006, among Resource Capital Funding II, LLC, as the Borrower, and LEAF Financial Corporation, as the Servicer, and Morgan Stanley Bank, as a Lender and Collateral Agent, and U.S. Bank National Association, as the Custodian and the Lender’s Bank and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, as amended through November 13, 2008 (3)

10.3	Forbearance and Reservation of Rights, dated as of May 14, 2009, by and among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Bank, NA, and Morgan Stanley Capital Services Inc. (5)

10.4	Indenture by and between LEAF Commercial Finance Fund, LLC and U.S. Bank National Association (3)

10.5	Amended and Restated Limited Liability Company Agreement of LEAF Commercial Finance Fund, LLC (3)

10.6	Limited Liability Company Agreement of LEAF Funds Joint Venture 2, LLC (3)

10.7	Membership Interest Purchase Agreement by and between LEAF Financial Corporation and LEAF Funds Joint Venture 2, LLC (3)

10.8	Loan and Security Agreement by and among LEAF 4A SPE, LLC, LEAF Equipment Finance Fund 4, L.P., LEAF Funding, Inc., LEAF Financial Corporation, the lenders party thereto, and Wells Fargo Foothill, LLC dated as of February 9, 2009(4)

10.9	Seventh Amendment to the Receivables Loan and Security Agreement and Waiver, dated as of July 14, 2009, with Morgan Stanley Bank, N.A., as lender and as collateral agent (6)

10.10	Sale and Assignment Agreement between LEAF Asset Management, LLC and LEAF Equipment Finance Fund 4, LP dated September 30, 2009 (6)

Exhibit No.	Description

10.11	Receivables Loan and Security Agreement, dated as of March 31, 2006, among Resource Capital Funding, LLC, LEAF Financial Corporation, Black Forest Funding Corporation, Bayerische Hypo- Und Vereinsbank AG, U.S. Bank National Association, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as amended through the Seventh Amendment (the “HVB Agreement”) (6)

10.12	Eight Amendment Agreement to the HVB Agreement (6)

10.13	Ninth Amendment Agreement to the HVB Agreement (6)

10.14	Membership Interest Transfer Agreement, dated as of August 31, 2009, by and between LEAF Equipment Finance Fund 4, L.P. and LEAF Equipment Leasing Income Fund III, L.P. (7)

10.15	Eighth Amendment to the Receivables Loan and Security Agreement and Waiver dated as of June 18, 2009, among LEAF Capital Funding III, LLC, LEAF Financial Corporation, Morgan Stanley Bank, Morgan Stanley Asset Funding Inc., The Royal Bank of Scotland PLC, U.S. Bank National Association, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services)(7)

10.16	Eight Amendment to Receivable Loan and Security Agreement and Waiver dated December 22, 2009 among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Bank , N.A, Lyon Financial; Services, Inc, U.S. Bank National Association, Morgan Stanley Capital Services, Inc and Morgan Stanley Asset Funding Inc.(8)

10.17	Ninth Amendment to Receivables Loan and Security Agreement and Waiver dated as of December 22, 2009 by and among LEAF Capital Funding III, LLC, LEAF Financial Corporation, LEAF Funding Inc, Morgan Stanley Bank, N.A., Morgan Stanley Asset Funding Inc, The Royal Bank of Scotland PLC, Morgan Stanley Capital Services, Inc, Lyon Financial Services, Inc and U.S.Bank National Association.(8)

10.18

Ninth Amendment to Receivable Loan and Security Agreement and Waiver dated April 21, 2010 among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Bank , N.A, Lyon Financial; Services, Inc, U.S. Bank National Association, Morgan Stanley Capital Services, Inc and Morgan Stanley Asset Funding Inc.

10.19	Eleventh Amendment Agreement to the UniCredit Agreement (formerly HVB) dated April 30,2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on March 24, 2008 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to Form 8-K on May 8, 2009 and by this reference incorporated herein.
(3)	Filed previously on May 12, 2009 in Post-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and by this reference incorporated herein
(8)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAF EQUIPMENT FINANCE FUND 4, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, its General Partner

May 21, 2010	By:	/s/ CRIT S. DEMENT
Crit S. Dement
Chairman and Chief Executive Officer

May 21, 2010	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer