Form 10-Q
period 2010-06-30
LEAF Equipment Finance Fund 4, L.P.
filed 2010-08-16
CIK 1426850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-53667

LEAF EQUIPMENT FINANCE FUND 4, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1552209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 South Poplar Street, Suite 101, Wilmington, Delaware 19801

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

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2010	December 31, 2009

ASSETS
Cash	$879	$1,621
Restricted cash	18,189	22,851
Investment in leases and loans, net	423,544	501,174
Derivative assets at fair value	183	730
Deferred financing costs, net	3,492	3,458
Other assets	319	393

Total assets	$446,606	$530,227

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$364,506	$427,025
Accounts payable, accrued expenses and other liabilities	2,413	2,840
Derivative liabilities at fair value	7,656	10,458
Due to affiliates	1,058	211
Subordinated notes payable	9,355	9,355

Total liabilities	384,988	449,889

Commitments and contingencies

Partners’ (Deficit) Capital:
General partner	(490)	(304)
Limited partners	61,443	79,933

Total LEAF 4 partners’ capital	60,953	79,629
Noncontrolling interest	665	709

Total partners’ capital	61,618	80,338

Total liabilities and partners’ capital	$446,606	$530,227

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Interest on equipment financings	$9,144	$5,063	$19,096	$6,788
Rental income	733	340	1,489	510
Gains on sales of equipment and lease dispositions, net	146	21	342	23
Other	390	149	772	200

	10,413	5,573	21,699	7,521

Expenses:
Interest expense	5,952	3,197	12,154	4,260
Losses (gains) on derivative activities	1,804	(1,926)	3,775	(983)
Depreciation on operating leases	614	293	1,250	437
Provision for credit losses	6,712	2,089	12,644	3,032
General and administrative expenses	401	330	1,005	612
Administrative expenses reimbursed to affiliate	892	660	1,760	1,029
Management fees to affiliate	1,155	905	2,389	1,473

	17,530	5,548	34,977	9,860

(Loss) income before equity in losses of affiliate	(7,117)	25	(13,278)	(2,339)
Equity in loss of affiliate	—	(1,490)	—	(2,690)

Net loss	(7,117)	(1,465)	(13,278)	(5,029)
Less: Net loss attributable to the noncontrolling interest	107	17	44	28

Net loss attributable to LEAF 4 partners	$(7,010)	$(1,448)	$(13,234)	$(5,001)

Net loss allocated to LEAF 4’s limited partners	$(6,940)	$(1,434)	$(13,102)	$(4,951)

Weighted average number of limited partner units outstanding during the period	1,259,864	651,245	1,259,997	560,482

Net loss per weighted average limited partner unit	$(5.51)	$(2.20)	$(10.40)	$(8.83)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Capital

(In thousands, except unit data)

(Unaudited)

	General Partner Amount	Limited Partners		LEAF 4 Partners’ Capital	Non-Controlling Interest	Total Partners’ Capital	Comprehensive Income (Loss)
		Units	Amount
Balance, January 1, 2010	$(304)	1,260,364	$79,933	$79,629	$709	$80,338
Return of offering costs related to the sale of limited partnership units	—	—	9	9	—	9
Cash distributions	(54)	—	(5,355)	(5,409)	—	(5,409)
Redemption of limited partnership units	—	(500)	(42)	(42)	—	(42)
Comprehensive loss:
Net loss	(132)	—	(13,102)	(13,234)	(44)	(13,278)	$(13,278)
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	—	44

Comprehensive loss attributable to LEAF 4	—	—	—	—	—	—	$(13,234)

Balance, June 30, 2010	$(490)	1,259,864	$61,443	$60,953	$665	$61,618

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss attributable to LEAF 4	$(13,234)	$(5,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(342)	(23)
Amortization of deferred financing costs	3,932	1,013
Depreciation on operating leases	1,250	437
Provision for credit losses	12,644	3,032
Equity in losses in affiliate	—	2,690
Net loss attributable to the noncontrolling interest	(44)	(28)
Unrealized gains on derivative hedging activities	(591)	(1,081)
Changes in operating assets and liabilities, net of effect of acquisitions:
Other assets	74	(13)
Accounts payable, accrued expenses, other liabilities and other assets	(427)	291
Due to affiliates	857	(959)

Net cash provided by operating activities	4,119	358

Cash flows from investing activities:
Purchases of leases and loans	(12,150)	(104,174)
Proceeds from leases and loans	75,598	25,809
Security deposits collected, net of returns	(2,157)	(592)
Investment in LEAF Funds JV1	—	(980)
Issuance of membership interest in LEAF Funds JV2 to noncontrolling interest	—	382
Investment in LEAF Commercial Finance Fund (see Note 3), net of cash required	—	(7,649)
Investment in RCF (see Note 2)	—	(4,500)

Net cash provided by (used in) investing activities	61,291	(91,704)

Cash flows from financing activities:
Borrowings of bank debt	104,917	82,989
Repayment of bank debt	(167,806)	(22,673)
Decrease (increase) in restricted cash	4,662	(3,445)
Increase in deferred financing costs	(635)	(1,561)
Termination of financial derivatives	(1,839)	(80)
Limited partners' capital contributions	—	37,551
Offering costs incurred for the sale of partnership units	—	(4,531)
Cash distributions to partners	(5,409)	(2,123)
Redemption of limited partnership units	(42)	(9)

Net cash (used in) provided by financing activities	(66,152)	86,118

Decrease in cash	(742)	(5,228)
Cash, beginning of period	1,621	6,736

Cash, end of period	$879	$1,508

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010

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

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2010, and the results of its operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of results of the Fund’s operations for the 2010 fiscal year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 2, 2010.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three and six months ended June 30, 2010 and 2009.

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

Future Payment Card Receivables. The future payment card receivables in this portfolio have risk characteristics that are different than those in other portfolios purchased by the Fund. Interest from future payment card receivables is recorded under the effective interest method. Under this method, an effective interest rate (“IRR”) is applied to the cost basis of the future credit card receivable. The IRR that is calculated when the future credit card receivable is originated remains constant and is the basis for subsequent impairment testing and income recognition.

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases, loans and future payment card receivables) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, it is generally written-off less an estimated recovery amount and referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. For future payment card receivables, the Fund discontinues revenue recognition when no payments have been received for 60 days. If the amount and timing of the future cash collections are not reasonably estimable, the Fund accounts for the future credit card receivable on the cost recovery method. Under the cost recovery method of accounting, no income is recognized until the basis of the future payment card receivable has been fully recovered. As of June 30, 2010 and December 31, 2009, the Fund had $18.3 million and $21.3 million respectively, of leases and loans on non-accrual status. The amount of future payment card receivables on non-accrual totaled $484,000 and $2.0 million as of June 30, 2010 and December 31, 2009, respectively. The allowance for credit losses related to future payment card receivables on non-accrual was $112,000 and $1.2 million as of June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, the Fund determined that the amount and timing of future cash collections on the remaining

$484,000 of credit card payment receivables was not reasonably estimable. Accordingly, the Fund will recognize revenue on these receivables using the cost recovery method. Fees from delinquent payments are recognized when received and are included in other income.

Recent Accounting Standards

Newly Adopted Accounting Principles – The Fund adopted the following accounting guidance during the first six months ended June 30, 2010:

Subsequent Events. In February 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either a correction of error or retrospective application of U.S. GAAP. This guidance was effective upon issuance. The adoption of this guidance did not have a material effect on the Fund’s consolidated financial position or consolidated results of operations.

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

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash paid for:
Interest	$5,973	$2,262	$13,098	$2,862

Non-cash investing activities:
Increase in participation in loans	$4,121	$—	$4,121	$—

NOTE 4 – INVESTMENT IN COMMERCIAL FINANCE ASSETS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
Direct financing leases (a)	$139,987	$170,083
Loans (b)	291,515	338,177
Operating leases	5,298	6,562
Future payment card receivables	484	1,986

	437,284	516,808
Allowance for credit losses	(13,740)	(15,634)

	$423,544	$501,174

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 7% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$154,563	$338,428	$191,038	$399,842
Unearned income	(16,136)	(40,791)	(21,797)	(53,967)
Residuals, net of unearned residual income (a)	3,290	—	3,252	—
Security deposits	(1,730)	(6,122)	(2,410)	(7,698)

	$139,987	$291,515	$170,083	$338,177

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Equipment	$8,822	$9,105
Accumulated depreciation	(3,524)	(2,543)

	$5,298	$6,562

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Allowance for credit losses, beginning of period	$13,920	1,302	$15,634	570
Provision for credit losses	6,712	2,089	12,644	3,032
Charge-offs	(7,138)	(249)	(14,881)	(460)
Recoveries	246	83	343	83

Allowance for credit losses, end of period	$13,740	$3,225	$13,740	$3,225

NOTE 5 – DEFERRED FINANCING COSTS

As of both June 30, 2010 and December 31, 2009, deferred financing costs include $3.5 million, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of June 30, 2010 and December 31, 2009 was $1.9 million, and $1.3 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending June 30, is as follows (in thousands):

2011	$1,311
2012	971
2013	592
2014	398
2015	169
Thereafter	51

$3,492

NOTE 6 – BANK DEBT

The Fund’s bank debt consists of the following (in thousands):

	Type	Maturity Date	June 30, 2010					December 31, 2009 Outstanding Balance
			Amount of Facility	Outstanding Balance (1)	Available (2)	Interest rate per annum	Interest rate per annum adjusted for swaps (3)
Wells Fargo (6)	Revolving	February 2012	$75,000	$70,199	$—	Three month LIBOR + 4.1%	5%	$74,991
Morgan Stanley	Term	(4)	125,733	125,733	—	One month LIBOR + 3.%	8%	150,366
Morgan Stanley/RBS	Term	(5)	—	—	—	One month LIBOR +	0%	101,668
UniCredit (6)	Revolving	March 30, 2011	100,000	91,545		Comm. paper + 2.5%	5%	100,000
2010-1 Term Securitization	Term	(5)	77,029	77,029	—	5.00%	5%	—

			$377,762	$364,506	$—			$427,025

(1)	Collateralized by specific leases and loans and related equipment. As of June 30, 2010, $389.5 million of leases and loans and $16.0 million of restricted cash were pledged as collateral under the Fund’s credit facilities.
(2)	Availability under these debt facilities is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral, compliance with covenants and the borrowing base formula.
(3)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap and cap agreements. The interest rate swap agreements terminate on various dates and fix the London Interbank Offered Rate (“LIBOR”) component of the interest rate.
(4)	The Morgan Stanley term loan matured on August 4, 2010. Morgan Stanley has various options under the loan agreement such as allowing repayment as payments are received on the underlying leases or loans or selling the pledged leases in a commercially reasonable manner. The Fund is engaged in discussions to extend the maturity of the term loan beyond August 4, 2010. If the Fund does not obtain such extension, management expects that any borrowings outstanding as of such date will continue to be repaid as payments are received on the underlying leases and loans pledged as collateral.
(5)	The Morgan Stanley/RBS facility was paid off on May 18, 2010 with the proceeds from the 2010-1 Term Securitization in which 3 tranches of notes were issued that mature on October 23, 2016 and September 23, 2018, respectively. The notes totaled $92.7 million and bear interest at a stated rate of 5% but were issued at an original discount of approximately $6.5 million for an effective interest rate of approximately 10.0% per annum.
(6)	It is anticipated that the Wells Fargo and UniCredit facilities will be paid off on August 17, 2010 with the proceeds from the 2010-3 Term Securitization in which 5 tranches of notes will be issued that mature on June 20, 2016 and February 20, 2022, respectively. The notes total $171.4 million and bear interest at stated rates ranging from 3.5% to 5.5%.

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

The Fund is subject to certain financial covenants related to its debt facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure its equity adjusted for intangibles and amounts due to the Fund’s General Partner. The maximum leverage covenants restrict the amount the Fund can borrow based on a ratio of its total debt compared to its net worth. The portfolio performance covenants generally provide that the Fund would be in default if a specified percentage of its portfolio of leases and loans was delinquent in payment beyond acceptable grace periods.

In addition, the Fund’s debt facilities include financial covenants covering affiliated entities responsible for servicing its portfolio. These covenants exist to provide the lenders with information about the financial viability of the entities that service its portfolio. These entities include the Fund’s General Partner and certain other affiliates involved in the sourcing and servicing of its portfolio. These covenants are similar in nature to the Fund’s covenants and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of the Fund’s General Partner’s managed entities.

As of June 30, 2010, the Fund had incurred multiple breaches under the covenants noted above regarding the Fund’s debt facilities and covenant breaches relating to the affiliate that originates and services the Fund’s leases and loans. The Fund has requested waivers from Morgan Stanley, Wells Fargo and UniCredit with respect to these breaches. Due to these breaches, these lenders have various remedies under their loan agreements such as allowing repayment of the outstanding balance as payments are received on the underlying leases and loans or selling the pledged leases and loans in a commercially reasonable manner. Although the Fund expects to obtain waivers or to amend the covenants in its loan agreement with these lenders, there can be no assurance that such waivers or amendments will be executed. If waivers or amendments are not obtained, it is likely that the affiliate that services the Fund’s leases and loans would not be in compliance with the same covenants at June 30, 2010. In addition, these breaches could create defaults under the Fund’s other debt facilities and those lenders have remedies similar to that of Morgan Stanley, Wells Fargo and UniCredit.

A default could occur that would have an adverse effect on its operations and could force it to liquidate all or a portion of its portfolio securing its debt facilities. If required, a sale of a portfolio, or any portion thereof, could be at prices lower than its carrying value, which could result in losses and reduce the Fund’s income and distributions to its partners. The lenders’ recourse under these facilities is limited to leases and loans and restricted cash pledged as collateral.

Debt Repayments: Estimated annual principal payments on the Fund’s aggregate borrowings (assuming that the lenders noted above waive the aforementioned covenant breaches) over the next five years ended June 30 and thereafter, are as follows (in thousands):

2011	$179,777
2012	78,916
2013	53,011
2014	28,084
2015	13,251
Thereafter	11,467

$364,506

NOTE 7 – SUBORDINATED NOTES PAYABLE

LEAF Commercial Finance Fund LLC (“LCFF”), a subsidiary of the Fund has $9.4 million of 8.25% secured promissory notes (the “Notes”) outstanding, which are recourse to LCFF only. The Notes have a six-year term, are recourse to LCFF and require interest only payments until their maturity in February 2015. The Notes are subordinated to the Morgan Stanley bank debt. LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period.

NOTE 8 – DERIVATIVE INSTRUMENTS

Since the Fund’s assets are structured on a fixed-rate basis, and funds borrowed through warehouse facilities are obtained on a floating-rate basis, the Fund is exposed to interest rate risk if interest rates rise, because it will increase the Fund’s borrowing costs. In addition, when the Fund acquires assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps and caps. The Fund has elected not to apply hedge accounting; therefore, changes in the fair value of those derivatives are recorded directly to earnings as they occur. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with

NOTE 8 – DERIVATIVE INSTRUMENTS (continued)

certain of its derivative counterparties that incorporate the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of June 30, 2010, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at June 30, 2010, it could be required to settle its obligations under the agreements at their termination value of $7.8 million.

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

At June 30, 2010, the Fund had 41 interest rate swap agreements that terminate on various dates ranging from July 2011 to November 2020, and 11 interest rate cap agreements that terminate on various dates ranging from June 2011 to February 2016. The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2010 and on the consolidated statement of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

Fair Value of Derivative Instruments

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:

Interest rate cap contracts	$59,061	Derivative assets at fair value	$183
Interest rate swap contracts	178,205	Derivative liabilities at fair value	(7,656)

	$237,266

The Effect of Derivative Instruments on the Consolidated Statements of Operations:

			Three Months Ended June 30,		Six Months Ended June 30,
	Notional Amount	Statement of Operations Location	2010	2009	2010	2009
Derivatives not designated as hedging instruments:

Interest rate cap contracts	$59,061	(Losses) gains on derivative activities	$(167)	$1,331	$(373)	$727
Interest rate swap contracts	178,205	(Losses) gains on derivative activities	(1,637)	595	(3,402)	256

	$237,266		$(1,804)	$1,926	$(3,775)	$983

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

Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2010 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets (Liabilities) At Fair Value
Interest rate caps at June 30, 2010	$—	$183	$—	$183
Interest rate swaps at June 30, 2010	$—	$(7,656)	$—	$(7,656)
Interest rate caps at December 31, 2009	$—	$730	$—	$730
Interest rate swaps at December 31, 2009	$—	$(10,458)	$—	$(10,458)

NOTE 10 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Acquisition fees	$102	$553	$241	$1,457
Management fees	$1,155	$905	$2,389	$1,473
Administrative expenses	$892	$660	$1,760	$1,029
Organization and offering expense allowance	$—	$647	$—	$1,131
Underwriting fees	$—	$2,099	$—	$3,684

Acquisition Fees. An affiliate of the General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital.

Administrative Expenses. The Fund reimburses the General Partner and its affiliates for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

Organization and Offering Expense Allowance and Underwriting Fees. The Fund paid the General Partner and Chadwick Securities, Inc. (“Chadwick”), a wholly owned subsidiary of RAI, an organization and offering expense allowance based on a sliding scale of the offering proceeds raised. This amount includes reimbursement to Chadwick to use for the selling dealers’ bona fide accountable due diligence expenses of up to 0.5% of the proceeds of each unit sold by them. These charges were recorded by the Fund as offering costs related to the sale of partnership units.

Chadwick was paid an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold the units in the offering. Chadwick also received sales commissions of 7% of the proceeds of each unit that they sold. Chadwick did not sell any units and did not retain sales commissions through June 30, 2010.

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

As used herein, the terms “we,” “us,” or “our” refer to Lease Equipment Leasing Income Fund 4 L.P. and Subsidiaries.

General

We are a Delaware limited partnership formed on January 25, 2008 by our general partner, LEAF Asset Management, LLC (the “General Partner”), which manages us. Our General Partner is a Delaware limited liability company and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Our offering period began on August 12, 2008. Through our offering termination date of October 30, 2009, we raised $125.7 million by selling 1.2 million of our limited partner units. We commenced operations in September 2008.

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

Overview

Since our commencement in September 2008, the United States has continued to suffer through the worst economic recession in over 75 years. The ongoing economic slowdown has impacted, and will continue to impact, our performance. While the recession began before we were launched, its magnitude and duration have been severe and the consequences broadly felt. In particular, the recession led to a “credit crisis” that impacted us directly (through the amount and terms of credit available to us) and indirectly (through the impact on the small and mid-sized businesses that make up our lease and loan borrowers).

Banks became reluctant to lend, and when they did it became more expensive to borrow. This happened very quickly and severely. In fact, shortly after our launch, we were able to obtain a new credit facility and we were hopeful that we would be able to continue to do so. However, availability and terms got much worse – not better. Interest rates increased; fees were imposed and/or increased; the lengths of extensions were shortened and the amount that lenders would advance as a percentage of the leases being financed was significantly decreased.

As we sought new debt facilities and its existing facilities matured or needed modifications, we had to accept these new terms and our costs increased. Most significantly, we have not been able to maintain debt at the same levels. The additional investment requirement reduced the amount of assets that we could purchase, and accordingly reduced our cash flow. The lenders’ higher fees and costs also had to be paid from funds that were then unavailable to re-invest in new leases. Because we have less debt, over time, we will pay its lenders less interest expense but current cash flow is negatively impacted. As we saw these conditions fail to improve, we recognized that we would not be able to obtain enough financing on favorable terms to operate at our proposed size, and we closed to new investments approximately 10 months ahead of schedule.

The combination of higher interest rates, lower levels of available credit, increased fees, losses that are slightly higher than originally projected and the inability to use excess cash flow to pay for some of these costs created a “perfect storm” that is making it difficult to execute the business plan. We have worked to minimize the effects of these conditions. We sought new forms of capital, and were able to arrange debt for us at a time when lenders were not generally providing new facilities. In late May of this year, we were able to arrange a term securitization of approximately $93 million of our assets that will eliminate the need for that financing to be extended or refinanced.

All of these events have come in the early stages of our life cycle. With sufficient cash and debt facilities, we can continue to acquire leases and benefit from the resulting cash flows in the future. We can continue to acquire leases until we enter our maturity phase in October 2014, at which time we will be prohibited, under the partnership agreement from acquiring new leases.

To date, limited partners have received distributions which average 8.5% per annum of their original amount invested. However, we cannot, at this time, continue to support the full distribution and it will be lowered to 4.0%, effective with the August 2010 distribution. The July distribution was made at the 8.5% level. Also, our General Partner will not earn additional management fees for future services.

As we seek new financing arrangements, opportunistically sell leases and undertake other ways to improve our performance, we hope to be able to increase the distribution and re-invest in leases and loans.

We continued to be impacted by market uncertainties in the second quarter of 2010 as further discussed in “Finance Receivables and Asset Quality” and in “Liquidity and Capital Resources.”

Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	June 30, 2010	December 31, 2009
Investment in leases and loans, net	$423,544	$501,174

Number of contracts	13,300	14,000
Number of individual end users (a)	11,800	12,800
Average original equipment cost	$62.3	$60.6
Average initial term (in months)	57	60

States accounting for more than 10% of lease and loan portfolio:
California	14%	14%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial equipment	41%	20%
Medical equipment	14%	20%
Restaurant equipment	0%	11%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	39%	46%
Retail trade	12%	18%
Finance/Insurance/Real Estate	13%	0%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No other individual end user or single piece of equipment accounted for more than 10% of our portfolio based on the origination amount.

We utilize debt, in addition to our equity, to fund the acquisitions of lease and loan portfolios. Our leases and loans are generally assigned as collateral for borrowings as discussed in the “Liquidity and Capital Resources” section below. As of June 30, 2010 and December 31, 2009, our outstanding debt was $364.5 million and $427.0 million, respectively.

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

	As of and for the Six Months Ended June 30,				As of and for the Year Ended December 31, 2009
	2010	2009	Change
			$	%
Investment in leases and loans before allowance for credit losses	$437,284	$376,109	$61,175	16%	$516,808
Less: allowance for credit losses	13,740	3,225	10,515	326%	15,634

Investment in leases and loans, net	423,544	372,884	50,660	14%	501,174

Weighted average investment in direct financing leases and loans before allowance for credit losses	$368,694	$181,509	187,185	103%	$286,900
Non-performing assets	$18,309	$9,493	8,816	93%	$21,329
Charge-offs, net of recoveries	$14,538	$377	14,161	3756%	$4,043
As a percentage of finance receivables:
Allowance for credit losses	3.14%	0.86%			3.03%
Non-performing assets	4.19%	2.52%			4.13%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	3.94%	0.21%			1.41%

We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, responded to the current economic recession in part, by implementing early intervention techniques in collection procedures. Our General Partner has also increased its credit standards and limited the amount of business we do with respect to certain industries, geographic locations and equipment types. Because of the current scarcity of credit available to small and mid size businesses, we have been able to increase our credit standards without reducing the interest rate we charge on our leases and loans.

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

For a discussion of our critical accounting policies and estimates, see the discussion in our annual report on Form 10-K for the year ended December 31, 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” There have been no material changes to those policies through June 30, 2010.

Results of Operations

The following summarizes our results of operations for the three and six months ended June 30, 2010 compared to three months ended June 30, 2009 (dollars in thousands):

Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$9,144	$5,063	$4,081	81%
Rental income	733	340	393	116%
Gains on sales of equipment and lease dispositions, net	146	21	125	595%
Other	390	149	241	162%

	10,413	5,573	4,840	87%

Expenses:
Interest expense	5,952	3,197	2,755	86%
Losses (gains) on derivative activities	1,804	(1,926)	3,730	(194)%
Depreciation on operating leases	614	293	321	110%
Provision for credit losses	6,712	2,089	4,623	221%
General and administrative expenses	401	330	71	22%
Administrative expenses reimbursed to affiliate	892	660	232	35%
Management fees to affiliate	1,155	905	250	28%

	17,530	5,548	11,982	216%

(Loss) income before equity in losses of affiliate	(7,117)	25	(7,142)
Equity in loss of affiliate	—	(1,490)	1,490

Net loss	(7,117)	(1,465)	(5,652)
Less: Net loss attributable to the noncontrolling interest	107	17	90

Net loss attributable to LEAF 4 partners	$(7,010)	$(1,448)	$(5,562)

Net loss allocated to LEAF 4’s limited partners	$(6,940)	$(1,434)	$(5,506)

In second quarter of 2010 we realized the full year effect of the growth in our portfolio. Our investments in commercial finance assets increased to $423.5 million as of June 30, 2010 as compared to $372.9 million as of June 30, 2009. We expect to acquire additional commercial finance assets through the use of credit facilities. Our General Partner expects revenue derived from these additional leases and loans to exceed the interest expense incurred by the debt incurred to obtain these financings.

The increase in total revenues was attributable to the following:

•

An increase in interest income on equipment financings. Our weighted average net investment in financing assets increased to $448.1 million for the year ended June 30, 2010 as compared to $437.9 million for the period ended June 30, 2009, an increase of $10.2 million (2.3%). This growth was driven by our acquisitions of portfolios of leases and loans and consolidation of LEAF Funding, LLC.

•	An increase in rental income which was principally the result of an increase in our investment in operating leases in the 2010 period compared to the 2009 period.

•	An increase in gains on sales of equipment. Gains and losses on sales of equipment may vary significantly from period to period.

•

An increase in other income, which consists primarily of late fee income. Late fee income has increased due to the increase of the equipment financing portfolio coupled with an increase in payment collection efforts.

The increase in total expenses was a result of the following:

•

An increase in interest due to an increase in our outstanding debt. Average borrowings for the three months ended June 30, 2010 and June 30, 2009 were $384.1 million and $216.6 million, respectively, at an effective interest rate of 8.2% and 5.5%, respectively.

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

•

Losses on derivative hedging activities include cash payments or receipts relating to our hedging activities and the changes in the fair value of our derivative financial instruments. For the three months ended June 30, 2010, net cash payments were $1.9 million and the change in fair value resulted in a non-cash gain of $70,000. These gains (losses) will be based on the value of the derivative contracts at the respective balance sheet date and in a volatile market that is changing daily, may not necessarily reflect the cash amount to be paid at settlement. These gains (losses) will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended June 30, 2010 and 2009 was $(5.51) and $(2.20), respectively, based on a weighted average number of limited partner units outstanding of 1,259,864 and 651,245, respectively.

Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$19,096	$6,788	$12,308	181%
Rental income	1,489	510	979	192%
Gains on sales of equipment and lease dispositions, net	342	23	319	—
Other	772	200	572	286%

	21,699	7,521	14,178	189%

Expenses:
Interest expense	12,154	4,260	7,894	185%
Losses (gains) on derivative activities	3,775	(983)	4,758	(484)%
Depreciation on operating leases	1,250	437	813	186%
Provision for credit losses	12,644	3,032	9,612	317%
General and administrative expenses	1,005	612	393	64%
Administrative expenses reimbursed to affiliate	1,760	1,029	731	71%
Management fees to affiliate	2,389	1,473	916	62%

	34,977	9,860	25,117	255%

Loss before equity in losses of affiliate	(13,278)	(2,339)	(10,939)
Equity in loss of affiliate	—	(2,690)	2,690

Net loss	(13,278)	(5,029)	(8,249)
Less: Net loss attributable to the noncontrolling interest	44	28	16

Net loss attributable to LEAF 4 partners	$(13,234)	$(5,001)	$(8,233)

Net loss allocated to LEAF 4's limited partners	$(13,102)	$(4,951)	$(8,151)

In second quarter of 2010 we realized the full year effect of the growth in our portfolio. Our investments in commercial finance assets increased to $423.5 million as of June 30, 2010 as compared to $372.9 million as of June 30, 2009. We expect to acquire additional commercial finance assets through the use of credit facilities. Our General Partner expects revenue derived from these additional leases and loans to exceed the interest expense incurred by the debt incurred to obtain these financings.

The increase in total revenues was attributable to the following:

•

An increase in interest income on equipment financings. Our weighted average net investment in financing assets increased to $368.7 million for the year ended June 30, 2010 as compared to $181.5 million for the period ended June 30, 2009, an increase of $187.2 million (103%). This growth was driven by our acquisitions of portfolios of leases and loans.

•	An increase in rental income which was principally the result of an increase in our investment in operating leases in the 2010 period compared to the 2009 period.

•	An increase in gains on sales of equipment. Gains and losses on sales of equipment may vary significantly from period to period.

•

An increase in other income, which consists primarily of late fee income. Late fee income has increased due to the increase of the equipment financing portfolio coupled with an increase in payment collection efforts.

The increase in total expenses was a result of the following:

•

An increase in interest due to an increase in our outstanding debt. Average borrowings for the six months ended June 30, 2010 and June 30, 2009 were $399.1 million and $234.8 million, respectively, at an effective interest rate of 8.3% and 5.6%, respectively.

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

•

Losses on derivative hedging activities include cash payments or receipts relating to our hedging activities and the changes in the fair value of our derivative financial instruments. For the six months ended June 30, 2010, net cash payments were $4.5 million and the change in fair value resulted in a non-cash gain of $730,000. These gains (losses) will be based on the value of the derivative contracts at the respective balance sheet date and in a volatile market that is changing daily, may not necessarily reflect the cash amount to be paid at settlement. These gains (losses) will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the six months ended June 30, 2010 and 2009 was $(10.40) and $(8.83), respectively, based on a weighted average number of limited partner units outstanding of 1,259,997 and 560,482, respectively.

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

We continue to seek and maintain sources of financing, including expanded bank financing which will enable us to originate investments and generate income while preserving capital. To the extent the credit markets available to us are or become adversely affected by the current weaknesses in the national economy, our ability to obtain debt to help build our portfolio on terms we deem acceptable may be reduced or delayed and our cost of borrowings may increase. As a result, our cash flows available for future distributions to our partners would be reduced.

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

The following table sets forth our sources and uses of cash for the period indicated (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities	$4,119	$358
Net cash provided by (used in) investing activities	61,291	(91,704)
Net cash (used in) provided by financing activities	(66,152)	86,118

Decrease in cash	$(742)	$(5,228)

Partner’s distributions paid for the six months ended June 30, 2010 and June 30, 2009 were $5.4 million and $2.1 million, respectively. Distributions to limited partners were paid at a rate of 8.5% per annum of invested capital. However, there can be no assurance we will continue to make distributions at this rate. Cumulative partner distributions paid from our inception to June 30, 2010 were approximately $12.0 million.

Future cash distributions are dependent on the performance of the fund and are impacted by a number of factors which include: our ability to obtain and maintain debt financing on acceptable terms to build and maintain our equipment finance portfolio; lease and loan defaults by our customers; and prevailing economic conditions. Due to the prolonged economic recession, we continue to see a scarcity of available debt on terms beneficial to the partnership and higher than expected loan defaults, resulting in poorer fund performance than projected.

Cash decreased by $742,000 primarily due to net debt repayments of $62.9 million and distributions to partners of $5.4 million which was partially offset by net proceeds from commercial finance assets of $61.3 million.

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of June 30, 2010 were as follows (in thousands):

	Type	Maturity	Amount of Facility	Amount Outstanding	Amount Available (1)	Amount of Collateral (2)
Wells Fargo	Revolving	(5)	$75,000	$70,199	$—	$86,449
Morgan Stanley	Term	(3)	125,733	125,733	—	132,269
UniCredit	Revolving	(5)	100,000	91,545	—	101,006
2010-1 Term Securitization	Term	(4)	77,029	77,029	—	85,763

			$377,762	$364,506	$—	$405,487

(1)	Availability under these debt facilities is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral, compliance with covenants and the borrowing base formula.
(2)	Recourse under these facilities is limited to the amount of collateral pledged.
(3)	The Morgan Stanley term loan matured on August 4, 2010. Morgan Stanley has various options under the loan agreement such as allowing repayment as payments are received on the underlying leases or loans or selling the pledged leases in a commercially reasonable manner. We are engaged in discussions to extend the maturity of the term loan beyond August 4, 2010. If we do not obtain such extension, management expects that any borrowings outstanding as of such date will continue to be repaid as payments are received on the underlying leases and loans pledged as collateral.
(4)	The Morgan Stanley/RBS facility was paid off on May 18, 2010 with the proceeds from the 2010-1 Term Securitization in which 3 tranches of notes were issued that mature on October 23, 2016 and September 23, 2018, respectively. The notes totaled $92.7 million and bear interest at a stated rate of 5% but were issued at an original discount of approximately $6.5 million for an effective interest\ rate of approximately 10% per annum.
(5)	It is anticipated that the Wells Fargo and UniCredit facilities will be paid off on August 17, 2010 with the proceeds from the 2010-3 Term Securitization in which 5 tranches of notes will be issued that mature on June 20, 2016 and February 20, 2022, respectively. The notes total $171.4 million and bear interest at stated rates ranging from 3.5% to 5.5%. See NOTE 6 to the financial statements for the existing terms of the Wells Fargo and UniCredit facilities.

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

We are subject to certain financial covenants related to our debt facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure our equity adjusted for intangibles and amounts due to us and our General Partner. The maximum leverage covenants restrict the amount that we can borrow based on a ratio of our total debt compared to our net worth. The portfolio performance covenants generally provide that we would be in default if a specified percentage of our portfolio of leases and loans was delinquent in payment beyond acceptable grace periods.

In addition, our debt facilities include financial covenants covering affiliated entities responsible for servicing our portfolio. These covenants exist to provide the lenders’ with information about the financial viability of the entities that service our portfolio. These entities include us, our General Partner and certain other affiliates involved in the sourcing and servicing of our portfolio. These covenants are similar in nature to our covenants and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of our General Partner’s managed entities.

As of June 30, 2010, we had incurred multiple breaches under the covenants noted above regarding our debt facilities and covenant breaches relating to the affiliate that services our leases and loans. We have requested waivers from Morgan Stanley, Wells Fargo and UniCredit with respect to these breaches. Due to these breaches, these lenders have various remedies under their loan agreements such as allowing repayment of the outstanding balance as payments are received on the underlying leases and loans or selling the pledged leases and loans in a commercially reasonable manner. Although we expect to obtain waivers or to amend the covenants in our loan agreements with these lenders, there can be no assurance that such waivers or amendments will be executed. If waivers or amendments are not obtained, it is likely that the affiliate that services our leases and loans would not be in compliance with the same covenants at June 30, 2010. In addition, these breaches could create defaults under our other debt facilities and those lenders have remedies similar to that of Morgan Stanley, Wells Fargo and UniCredit.

A default could occur that would have an adverse effect on our operations and could force us to liquidate all or a portion of our portfolio securing our debt facilities. If required, a sale of a portfolio, or any portion thereof, could be at prices lower than its carrying value, which could result in losses and reduce our income and distributions to our partners. The lenders’ recourse under these facilities is limited to leases and loans and restricted cash pledged as collateral.

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we purchase are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At June 30, 2010, our outstanding bank debt totaled $364.5 million which consists of variable rate debt and fix rate debt. To mitigate interest rate risk on the variable rate bank debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps, which fixes the interest rates as follows: Wells Fargo Foothill LLC (5.2%), Morgan Stanley (8.2%), HVB (5.0%), 2010-1 Term Securitization (5.0%). At June 30, 2010, the notional amount of the 41 interest rate swaps was $178.2 million. The interest rate swap agreements terminate on various dates ranging from July 2011 to November 2020. At June 30, 2010, the notional amount of the 11 interest rate caps was $59.1 million. The interest rate cap agreements terminate on various dates ranging from June 2011 to February 2016.

The following sensitivity analysis table shows, at June 30, 2010, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(10,725)	$(7,473)	$(4,734)
Change in fair value	$(3,252)	—	$2,739
Change as a percent of fair value	44%	—	(37)%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership (1)

3.2	Amended and Restated Agreement of Limited Partnership (2)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	Form of Origination and Servicing Agreement Among LEAF Financial Corporation, LEAF Equipment Finance Fund 4, LP and LEAF Funding, Inc. (1)

10.2	Receivables Loan and Security Agreement, dated as of October 31, 2006, among Resource Capital Funding II, LLC, as the Borrower, and LEAF Financial Corporation, as the Servicer, and Morgan Stanley Bank, as a Lender and Collateral Agent, and U.S. Bank National Association, as the Custodian and the Lender’s Bank and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, as amended through November 13, 2008 (3)

10.3	Forbearance and Reservation of Rights, dated as of May 14, 2009, by and among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Bank, NA, and Morgan Stanley Capital Services Inc. (5)

10.4	Indenture by and between LEAF Commercial Finance Fund, LLC and U.S. Bank National Association (3)

10.5	Loan and Security Agreement by and among LEAF 4A SPE, LLC, LEAF Equipment Finance Fund 4, L.P., LEAF Funding, Inc., LEAF Financial Corporation, the lenders party thereto, and Wells Fargo Foothill, LLC dated as of February 9, 2009 (4)

10.6	Seventh Amendment to the Receivables Loan and Security Agreement and Waiver, dated as of July 14, 2009, with Morgan Stanley Bank, N.A., as lender and as collateral agent (6)

10.7	Receivables Loan and Security Agreement, dated as of March 31, 2006, among Resource Capital Funding, LLC, LEAF Financial Corporation, Black Forest Funding Corporation, Bayerische Hypo- Und Vereinsbank AG, U.S. Bank National Association, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as amended through the Seventh Amendment (the “HVB Agreement”) (6)

10.8	Eight Amendment Agreement to the HVB Agreement (6)

10.9	Ninth Amendment Agreement to the HVB Agreement (6)

10.10	Eight Amendment to Receivable Loan and Security Agreement and Waiver dated December 22, 2009 among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Bank , N.A, Lyon Financial; Services, Inc, U.S. Bank National Association, Morgan Stanley Capital Services, Inc and Morgan Stanley Asset Funding Inc. (7)

10.11	Ninth Amendment to Receivable Loan and Security Agreement and Waiver dated April 21, 2010 among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Bank , N.A, Lyon Financial; Services, Inc, U.S. Bank National Association, Morgan Stanley Capital Services, Inc and Morgan Stanley Asset Funding Inc. (8)

10.12	Eleventh Amendment Agreement to the UniCredit Agreement (formerly HVB) dated April 30, 2010 (8)

10.13	Indenture between LEAF Receivables Funding 2, LLC and U.S. Bank National Association dated as of May 1, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on March 24, 2008 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to Form 8-K on May 8, 2009 and by this reference incorporated herein.
(3)	Filed previously on May 12, 2009 in Post-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF EQUIPMENT FINANCE FUND 4, L.P. A Delaware Limited Partnership
	By:	LEAF Asset Management, LLC, its General Partner

August 16, 2010	By:	/S/ CRIT S. DEMENT
Crit S. Dement Chairman and Chief Executive Officer

August 16, 2010	By:	/S/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz Chief Financial Officer