Form 10-Q
period 2010-09-30
LEAF Equipment Finance Fund 4, L.P.
filed 2010-11-15
CIK 1426850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash	$991	$1,621
Restricted cash	20,377	22,851
Investment in leases and loans, net	375,008	501,174
Derivative assets at fair value	80	730
Deferred financing costs, net	3,882	3,458
Other assets	307	393

Total assets	$400,645	$530,227

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$336,115	$427,025
Accounts payable, accrued expenses and other liabilities	1,102	2,840
Derivative liabilities at fair value	3,629	10,458
Due to affiliates	7	211
Subordinated notes payable	9,355	9,355

Total liabilities	350,208	449,889

Commitments and contingencies
Partners’ (Deficit) Capital:
General partner	(601)	(304)
Limited partners	50,508	79,933

Total LEAF 4 partners’ capital	49,907	79,629
Noncontrolling interest	530	709

Total partners’ capital	50,437	80,338

Total liabilities and partners’ capital	$400,645	$530,227

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Interest on equipment financings	$8,286	$8,546	$27,337	$15,334
Rental income	711	514	2,200	1,024
Gains on sales of equipment and lease dispositions, net	342	203	729	226
Other	357	250	1,129	450

	9,696	9,513	31,395	17,034

Expenses:
Interest expense	8,233	8,143	20,387	12,403
Losses (gains) on derivative activities	1,353	107	5,128	(876)
Depreciation on operating leases	600	452	1,850	889
Provision for credit losses	7,312	4,909	19,956	7,941
General and administrative expenses	415	371	1,420	983
Administrative expenses reimbursed to affiliate	671	818	2,431	1,847
Management fees to affiliate	543	1,148	2,932	2,621

	19,127	15,948	54,104	25,808

(Loss) income before equity in losses of affiliate	(9,431)	(6,435)	(22,709)	(8,774)
Equity in loss of affiliate	—	(571)	—	(3,261)

Net loss	(9,431)	(7,006)	(22,709)	(12,035)
Less: Net loss attributable to the noncontrolling interest	135	83	179	111

Net loss attributable to LEAF 4 partners	$(9,296)	$(6,923)	$(22,530)	$(11,924)

Net loss allocated to LEAF 4’s limited partners	$(9,203)	$(6,854)	$(22,305)	$(11,805)

Weighted average number of limited partner units outstanding during the period	1,259,864	908,843	1,259,952	679,229

Net loss per weighted average limited partner unit	$(7.30)	$(7.54)	$(17.70)	$(17.38)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Capital

(In thousands, except unit data)

(Unaudited)

	General			LEAF 4	Non-	Total
	Partner	Limited Partners		Partners’	Controlling	Partners’	Comprehensive
	Amount	Units	Amount	Capital	Interest	Capital	Income (Loss)
Balance, January 1, 2010	$(304)	1,260,364	$79,933	$79,629	$709	$80,338
Return of offering costs related to the sale of limited partnership units	—	—	9	9	—	9
Cash distributions	(72)	—	(7,087)	(7,159)	—	(7,159)
Redemption of limited partnership units	—	(500)	(42)	(42)	—	(42)
Comprehensive loss:
Net loss	(225)	—	(22,305)	(22,530)	(179)	(22,709)	$(22,709)
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	—	179

Comprehensive loss attributable to LEAF 4	—	—	—	—	—	—	$(22,530)

Balance, September 30, 2010	$(601)	1,259,864	$50,508	$49,907	$530	$50,437

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss attributable to LEAF 4	$(22,530)	$(11,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(729)	(226)
Amortization of deferred financing costs	8,239	3,601
Depreciation on operating leases	1,850	889
Provision for credit losses	19,956	7,941
Equity in losses in affiliate	—	3,261
Net loss attributable to the noncontrolling interest	(179)	(111)
Unrealized gains on derivative hedging activities	(1)	(1,148)
Changes in operating assets and liabilities, net of effect of acquisitions:
Other assets	86	73
Accounts payable, accrued expenses, other liabilities and other assets	(1,738)	202
Due to affiliates	(195)	(421)

Net cash provided by operating activities	4,759	2,137

Cash flows from investing activities:
Purchases of leases and loans	(12,150)	(154,838)
Proceeds from leases and loans	116,252	56,047
Security deposits collected, net of returns	(2,980)	(103)
Investment in LEAF Funds JV1	—	(1,225)
Issuance of membership interest in LEAF Funds JV2 to noncontrolling interest	—	428
Investment in LEAF Commercial Finance Fund (see Note 3), net of cash required	—	(7,649)
Investment in RCF (see Note 2)	—	(7,545)
Investment in LEAF Funds JV1, net of cash acquired	—	(8,382)

Net cash provided by (used in) investing activities	101,122	(123,267)

Cash flows from financing activities:
Borrowings of bank debt	272,622	127,125
Repayment of bank debt	(365,092)	(54,316)
Decrease (increase) in restricted cash	2,474	(3,216)
Increase in deferred financing costs	(2,875)	(1,840)
Acquisition of financial derivatives	—	(81)
Termination of financial derivatives	(6,439)	—
Limited partners’ capital contributions	—	64,223
Offering costs incurred for the sale of partnership units	—	(7,597)
Cash distributions to partners	(7,159)	(3,872)
Redemption of limited partnership units	(42)	(518)

Net cash (used in) provided by financing activities	(106,511)	119,908

Decrease in cash	(630)	(1,222)
Cash, beginning of period	1,621	6,736

Cash, end of period	$991	$5,514

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

September 30, 2010

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries, LEAF Receivables Funding 4, LLC and LEAF 4A SPE, LLC. Effective March 1, 2009, the consolidated financial statements also include LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”), in which the Fund acquired and maintains a 98% interest. Effective June 30, 2009, the consolidated financial statements also include Resource Capital Funding, LLC (“RCF”) in which the Fund acquired a 100% interest. Effective August 31, 2009, the consolidated financial statements include LEAF Funding, LLC (“LEAF Funds JV1”) in which the Fund holds an approximate 96% interest. All intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of September 30, 2010, and the results of its operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of results of the Fund’s operations for the 2010 fiscal year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 2, 2010.

Reclassification

A reclassification has been made to the 2009 consolidated financial statements to conform to the 2010 presentation. In the statement of operations, renewal income of approximately $2 thousand for the third quarter and the nine months ended September 30, 2009, that was previously included in “Interest on equipment financings” has been reclassified to “Gains on sales of equipment and lease dispositions, net.” This corresponding reclassification has also been made in the 2009 statement of cash flows.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three and nine months ended September 30, 2010 and 2009.

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

        Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases, loans and future payment card receivables) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, the account is then referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including:1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. For future payment card receivables, the Fund discontinues revenue recognition when no payments have been received for 60 days. In addition, if the amount and timing of the future cash collections are not reasonably estimable, the Fund accounts for the future credit card receivable on the cost recovery method. Under the cost recovery method of accounting, no income is recognized until the basis of the future payment card receivable has been fully recovered. As of September 30, 2010 and December 31, 2009, the Fund had $13.4

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

million and $21.3 million respectively, of leases and loans on non-accrual status. The amount of future payment card receivables on non-accrual totaled $360,000 and $2.0 million as of September 30, 2010 and December 31, 2009, respectively. The allowance for credit losses related to future payment card receivables on non-accrual was $30,000 and $1.2 million as of September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, the Fund determined that the amount and timing of future cash collections on the remaining $360,000 of credit card payment receivables was not reasonably estimable. Accordingly, the Fund will recognize revenue on these receivables using the cost recovery method. Fees from delinquent payments are recognized when received and are included in other income.

Recent Accounting Standards

Accounting Standard Issued But Not Yet Effective

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that will require SEC filers to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The guidance is effective for the Fund as of December 15, 2010. The Fund does not anticipate that adoption will have a significant effect on its consolidated financial statements.

Newly Adopted Accounting Principles

The Fund adopted the following accounting guidance during the nine months ended September 30, 2010:

Subsequent Events. In February 2010, FASB issued guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either a correction of error or retrospective application of U.S. GAAP. This guidance was effective upon issuance. The adoption of this guidance did not have a material effect on the Fund’s consolidated financial statements.

Fair Value Measurements. In January 2010, the FASB issued guidance that requires new disclosures and clarifies some existing disclosure requirements about fair value measurements. The new pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, it clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have a material effect on the Fund’s consolidated financial statements.

Transfers of financial assets. In June 2009, the FASB issued guidance for accounting for transfers of financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires greater transparency of related disclosures. This statement is effective for fiscal years beginning after November 15, 2009. Adoption of this statement did not have a material impact on the Fund’s consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash paid for:
Interest	$4,672	$5,324	$17,770	$8,186

Non-cash investing activities:
Increase in participation in loans	$—	$—	$4,121	$—

NOTE 4 – INVESTMENT IN COMMERCIAL FINANCE ASSETS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Direct financing leases (a)	$123,512	$170,083
Loans (b)	260,265	338,177
Operating leases	4,671	6,562
Future payment card receivables	360	1,986

	388,808	516,808
Allowance for credit losses	(13,800)	(15,634)

	$375,008	$501,174

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 96 months.
(b)	The interest rates on loans generally range from 7% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$134,860	$301,321	$191,038	$399,842
Unearned income	(13,436)	(35,495)	(21,797)	(53,967)
Residuals, net of unearned residual income (a)	3,568	—	3,252	—
Security deposits	(1,480)	(5,561)	(2,410)	(7,698)

	$123,512	$260,265	$170,083	$338,177

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

NOTE 4 – INVESTMENT IN COMMERCIAL FINANCE ASSETS (continued)

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Equipment	$8,772	$9,105
Accumulated depreciation	(4,101)	(2,543)

	$4,671	$6,562

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Allowance for credit losses, beginning of period	$13,740	3,225	$15,634	570
Provision for credit losses	7,312	4,909	19,956	7,941
Charge-offs	(7,628)	(2,549)	(22,509)	(3,009)
Recoveries	376	105	719	188

Allowance for credit losses, end of period	$13,800	$5,690	$13,800	$5,690

NOTE 5 – DEFERRED FINANCING COSTS

As of September 30, 2010 and December 31, 2009, deferred financing costs include $3.9 million and $3.5 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of September 30, 2010 and December 31, 2009 was $1.4 million, and $1.3 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending September 30, is as follows (in thousands):

2011	$1,515
2012	1,074
2013	760
2014	369
2015	124
Thereafter	40

$3,882

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

NOTE 6 – BANK DEBT

The Fund’s bank debt consists of the following (in thousands):

			September 30, 2010				Interest rate per annum	December 31, 2009
		Maturity Date	Amount of Facility	Outstanding Balance (1)		Interest rate per	adjusted for	Outstanding
	Type				Available (2)	annum	swaps (3)	Balance
Wells Fargo	Revolving	(6)	$—	$—	N/A	Three month LIBOR + 4.1%	5.5%	$74,991
Morgan Stanley	Term	(4)	113,858	113,858	(4)	One month LIBOR + 3.%	8.2%	150,366
Morgan Stanley/RBS	Term	(5)	—	—	N/A	One month LIBOR +7.55%	11.9%	101,668
UniCredit	Revolving	(6)	—	—	N/A	Comm paper +2.5%	5.0%	100,000
2010-1 Term Securitization	Term	(5)	65,629	65,629	N/A	5.00%	N/A	—
2010-3 Term Securitization	Term	(6)	156,628	156,628	N/A	3.5% to 5.5%	N/A	—

			$336,115	$336,115	$—			$427,025

(1)	Collateralized by specific leases and loans and related equipment. As of September 30, 2010, $345.4 million of leases and loans and $17.7 million of restricted cash were pledged as collateral under the Fund’s credit facilities.
(2)	Availability under debt facilities is typically subject to having leases or loans (as defined in respective agreements) to pledge as collateral, compliance with covenants and the borrowing base formula.
(3)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap and cap agreements. The interest rate swap agreements terminate on various dates and fix the London Interbank Offered Rate (“LIBOR”) component of the interest rate.
(4)	The Morgan Stanley term loan matured on August 4, 2010. The Fund is engaged in discussions to extend the maturity date of this facility. If the Fund does not obtain such extension, management expects that any borrowings outstanding as of such date will continue to be repaid as payments are received on the underlying leases and loans pledged as collateral. Morgan Stanley has various remedies under the facility such as allowing repayment of the outstanding loan balance as payments are received on the underlying leases and loans or selling those pledged leases and loans in a commercially reasonable manner. While it is rare for a lender to take such a drastic action as selling a performing portfolio, to satisfy outstanding amounts at maturity, such action could be at prices lower than our carrying value, which could result in losses and reduce the Fund’s income and distributions to its partners.
(5)	The Morgan Stanley/RBS facility was paid off on May 18, 2010 with the proceeds from the 2010-1 Term Securitization in which 3 tranches of notes were issued, 1 that matures on October 23, 2016 and 2 that mature September 23, 2018, respectively. The notes totaled $92.7million and bear interest at a stated rate of 5% and were issued at an original discount of approximately $6.5 million.
(6)	The Wells Fargo and UniCredit facilities were paid off on August 17, 2010 with the proceeds from the 2010-3 Term Securitization in which 5 tranches of notes were issued, one that matures on June 20, 2016 and 4 that mature on February 20, 2022, respectively. The notes total $171.4 million and bear interest at stated rates ranging from 3.5% to 5.5% and were issued at an original discount of approximately $3.7 million.

The Fund’s term loan with Morgan Stanley is non-recourse. Accordingly, Morgan Stanley’s recourse under the facility is limited to leases and loans and restricted cash pledged as collateral.

The Fund is subject to certain financial covenants related to its debt facility with Morgan Stanley. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure our equity adjusted for intangibles and amounts due to us and our General Partner. The maximum leverage covenants restrict the amount that we can borrow based on a ratio of our total debt compared to our net worth. The portfolio performance covenants generally provide that the Fund would be in default if a specified percentage of our portfolio of leases and loans was delinquent in payment beyond acceptable grace periods.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

NOTE 6 – BANK DEBT (continued)

In addition, the Fund’s debt facility with Morgan Stanley includes financial covenants covering affiliated entities responsible for servicing its portfolio. These covenants exist to provide Morgan Stanley with information about the financial viability of the entities that service the Fund’s portfolio. These entities include the Fund, its General Partner and certain other affiliates involved in the sourcing and servicing of the Fund’s portfolio. These covenants are similar in nature to the Fund’s covenants and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of our General Partner’s managed entities.

As of September 30, 2010, the Fund had incurred multiple breaches under the covenants with Morgan Stanley including covenant breaches relating to the affiliate that services the Fund’s leases and loans. The Fund has requested waivers from Morgan Stanley with respect to these breaches. Due to these breaches, Morgan Stanley has various remedies as noted above. Although the Fund expects to obtain waivers or to amend the covenants in its loan agreement with Morgan Stanley, there can be no assurance that such waivers or amendments will be executed. If waivers or amendments are not obtained, it is likely that the affiliate that services the Fund’s leases and loans will not be in compliance with the same covenants at September 30, 2010.

Debt Repayments: Estimated annual principal payments on the Fund’s aggregate borrowings (assuming that the lenders noted above waive the aforementioned covenant breaches) over the next five years ended September 30 and thereafter, are as follows (in thousands):

2011	$105,300
2012	100,400
2013	68,242
2014	33,015
2015	14,734
Thereafter	14,424

$336,115

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps and caps. The Fund has elected not to apply hedge accounting; therefore, changes in the fair value of those derivatives are recorded directly to earnings as they occur. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

NOTE 8 – DERIVATIVE INSTRUMENTS (continued)

certain of its derivative counterparties that incorporate the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of September 30, 2010, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at September 30, 2010, it could be required to settle its obligations under the agreements at their termination value of $3.7 million.

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

At September 30, 2010, the Fund had 12 interest rate swap agreements that terminate on various dates ranging from November 2011 to August 2017, and 11 interest rate cap agreements that terminate on various dates ranging from June 2011 to February 2016. The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2010 and on the consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

Fair Value of Derivative Instruments

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate cap contracts	$55,028	Derivative assets at fair value	$80
Interest rate swap contracts	42,897	Derivative liabilities at fair value	3,629

	$97,925

The Effect of Derivative Instruments on the Consolidated Statements of Operations:

	Notional Amount		Three Months Ended September 30,		Nine Months Ended September 30,
		Statement of Operations Location	2010	2009	2010	2009
Derivatives not designated as hedging instruments:
Interest rate cap contracts	$55,028	(Losses) gains on derivative activities	$(17)	$(5)	$(389)	$722
Interest rate swap contracts	42,897	(Losses) gains on derivative activities	(1,336)	(102)	(4,739)	154

	$97,925		$(1,353)	$(107)	$(5,128)	$876

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). U.S. GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENT (continued)

unobservable inputs when measuring fair value. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

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

Assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2010 (in thousands):

	Fair Value Measurements Using			Assets (Liabilities) At Fair Value
	Level 1	Level 2	Level 3
Interest rate caps at September 30, 2010	$—	$80	$—	$80
Interest rate swaps at September 30, 2010	$—	$(3,629)	$—	$(3,629)
Interest rate caps at December 31, 2009	$—	$730	$—	$730
Interest rate swaps at December 31, 2009	$—	$(10,458)	$—	$(10,458)

NOTE 10 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Acquisition fees	$—	$971	$241	$2,428
Management fees	$543	$1,148	$2,932	$2,621
Administrative expenses	$671	$818	$2,431	$1,847
Organization and offering expense allowance	$—	$496	$—	$1,627
Underwriting fees	$—	$2,589	$—	$6,273

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

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

NOTE 10 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES (continued)

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

Chadwick was paid an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold the units in the offering. Chadwick also received sales commissions of 7% of the proceeds of each unit that they sold. Chadwick did not sell any units and did not retain sales commissions through September 30, 2010.

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

As used herein, the terms “we,” “us,” or “our” refer to LEAF Equipment Finance Fund 4, L.P. and its subsidiaries.

Business

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

Fund Summary

Since our commencement in September 2008, the United States has suffered through the worst economic recession in over 75 years. The ongoing economic slowdown has impacted, and will continue to impact, our performance. While the recession began before we were launched, its magnitude and duration have been severe and the consequences broadly felt. In particular, the recession led to a “credit crisis” that impacted us directly (through the amount and terms of credit available to us) and indirectly (through the impact on the small and mid-sized businesses that make up our lease and loan borrowers).

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

As we sought new debt facilities and its existing facilities matured or needed modifications, we had to accept these new terms and our costs increased. Most significantly, we have not been able to maintain debt at the same levels. The additional investment requirement reduced the amount of assets that we could purchase, and accordingly reduced our cash flow. The lenders’ higher fees and costs also had to be paid from funds that were then unavailable to re-invest in new leases. Because we have less debt, over time, we will pay our lenders less interest expense but current cash flow is negatively impacted. As we saw these conditions fail to improve, we recognized that we would not be able to obtain enough financing on favorable terms to operate at our proposed size, and we closed to new investments approximately ten months ahead of schedule.

The combination of higher interest rates, lower levels of available credit, increased fees, losses that are slightly higher than originally projected and the inability to use excess cash flow to pay for some of these costs created a “perfect storm” that is making it difficult to execute the business plan. We have worked to minimize the effects of these conditions. We sought new forms of capital, and were able to arrange debt for us at a time when lenders were not generally providing new facilities. In late May of this year, and again in August we were able to arrange a term securitizations of our assets of approximately $93 million and $ 172 million, respectively that will eliminate the need for that financing to be extended or refinanced.

All of these events have come in the early stages of our life cycle. With sufficient cash and debt facilities, we can continue to acquire leases and benefit from the resulting cash flows in the future. We can continue to acquire leases until we enter our maturity phase in October 2014, at which time we will be prohibited, under the partnership agreements, from acquiring new leases.

To date, limited partners have received total distributions ranging from approximately 6% to 16% of their original amount invested, depending upon when the investment was made. Management is working to maximize the amount that can be distributed to limited partners in the future. However, we could not continue to support 8.5% distributions, and beginning in August 2010, distributions were lowered to 4.0%. The July 2010 distribution was made at the 8.5% rate. Additionally, our General Partner will not earn additional management fees for future services.

As we seek new financing arrangements, opportunistically sell leases and undertake other ways to improve our performance, we hope to be able to increase the distribution and re-invest in leases and loans.

Economic Overview

For the first six months of 2010, our lease and loan portfolio performance continued to be negatively impacted by the recession. Our lease and loan customers are typically small and mid-size companies that are especially sensitive to macro-economic trends. Several trends in particular: unemployment, housing sales and prices, and bankruptcies continued to be problematic in the recent period.

•

As reported by the U.S. Bureau of Labor Statistics, the national unemployment rate peaked in the second half of 2009 but has continued to remain at a high level since that time exceeding 9%, and staying above 9.4% for the past fifteen months. High unemployment results in reduced demand for goods and services which leads to decreased revenues for the small business customers in our portfolio thereby impacting their ability to repay loan or lease obligations.

•

The National Association of Realtors reports that existing home sales fell 27.2% in July 2010 as compared to June 2010, and the July 2010 sales have fallen 25.5% from one year earlier in July 2009. The S&P/Case-Shiller Home Price Report released in July 2010 shows that as a result of the decline in house prices caused by the recession, U.S. home prices are still at 2003 levels. The continuing housing problem, both home sales and home prices, affects the small to mid-size business community in two ways: 1) the lack of new construction has eliminated an important source of business activity for small business; and 2) home equity that historically has provided credit availability to small business owners has either disappeared or become scarce.

•

Nationwide, as reported by the Administrative Office of the U.S. courts, business bankruptcies rose 20% in the twelve month period ending June 30, 2010 as compared to the twelve month period ending June 30, 2009. Among those bankruptcies, the most severe Chapter 7 liquidation bankruptcies, increased even faster at 25%. Increased bankruptcies affect our performance in two ways: 1) small business customers in the portfolio may default due to bankruptcy and 2) good performing small business customers may face reduced revenues due to bankruptcies among their customers thereby impacting their ability to repay loan or lease obligations.

Since the start of the recession these national economic problems have manifested themselves in our portfolio performance. Beginning in 2008, as the recession took hold of the economy delinquencies began to rise Delinquencies are a precursor to losses. However, the timing of losses will trail behind the timing of delinquencies, and the recession related losses are now being felt in our portfolio.

We are seeing delinquency trends in the portfolio that are consistent with delinquency trends reported by industry groups that track lease and loan portfolio performance. The recent delinquency trend in our portfolio is that delinquency has stabilized, particularly in the early stage delinquency categories. This stabilizing trend is also seen in the Monthly Lease and Finance Index published by the Equipment Lease and Finance Association, and the Thomson Reuters/PayNet Small Business Lending Index. However, despite these trends, the economy is still unsettled and periodic swings in performance may still be expected.

Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Investment in leases and loans, net	$375,008	$501,174
Number of contracts	13,000	14,000
Number of individual end users (a)	11,600	12,800
Average original equipment cost	$61.8	$60.6
Average initial term (in months)	57	60
States accounting for more than 10% of lease and loan portfolio:
California	14%	14%
Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical equipment	23%	20%
Industrial equipment	21%	20%
Restaurant equipment	11%	11%
Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	46%	46%
Retail trade	18%	18%
Finance/Insurance/Real Estate	12%	0%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No other individual end user or single piece of equipment accounted for more than 10% of our portfolio based on the origination amount.

We utilize debt, in addition to our equity, to fund the acquisitions of lease and loan portfolios. Our leases and loans are generally assigned as collateral for borrowings as discussed in the “Liquidity and Capital Resources” section below. As of September 30, 2010 and December 31, 2009, our outstanding debt was $336.1 million and $427.0 million, respectively.

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

	As of and for the Nine Months Ended September 30,				As of and for the Year Ended December 31, 2009
			Change
	2010	2009	$	%
Investment in leases and loans before allowance for credit losses	$388,808	$532,368	$(143,560)	(27)%	$516,808
Less: allowance for credit losses	13,800	5,690	8,110	143%	15,634

Investment in leases and loans, net	$375,008	$526,678	$(151,670)	(29)%	$501,174

Weighted average investment in direct financing leases and loans before allowance for credit losses	$441,161	$252,616	$188,545	75%	$286,900
Non-performing assets	$13,385	$11,874	$1,511	13%	$21,329
Charge-offs, net of recoveries	$21,790	$2,821	$18,969	672%	$4,043
As a percentage of finance receivables:
Allowance for credit losses	3.55%	1.07%			3.03%
Non-performing assets	3.44%	2.23%			4.13%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	4.94%	1.12%			1.41%

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

For a discussion of our critical accounting policies and estimates, see the discussion in our annual report on Form 10-K for the year ended December 31, 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” There have been no material changes to those policies through September 30, 2010.

Results of Operations

The following summarizes our results of operations for the three and nine months ended September 30, 2010 compared to three and nine months ended September 30, 2009 (dollars in thousands):

Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$8,286	$8,546	$(260)	(3)%
Rental income	711	514	197	38%
Gains on sales of equipment and lease dispositions, net	342	203	139	68%
Other	357	250	107	43%

	9,696	9,513	183	2%

Expenses:
Interest expense	8,233	8,143	90	1%
Losses (gains) on derivative activities	1,353	107	1,246	—
Depreciation on operating leases	600	452	148	33%
Provision for credit losses	7,312	4,909	2,403	49%
General and administrative expenses	415	371	44	12%
Administrative expenses reimbursed to affiliate	671	818	(147)	(18)%
Management fees to affiliate	543	1,148	(605)	(53)%

	19,127	15,948	3,179	20%

(Loss) income before equity in losses of affiliate	(9,431)	(6,435)	(2,996)
Equity in loss of affiliate	—	(571)	571

Net loss	(9,431)	(7,006)	(2,425)
Less: Net loss attributable to the noncontrolling interest	135	83	52

Net loss attributable to LEAF 4 partners	$(9,296)	$(6,923)	$(2,373)

Net loss allocated to LEAF 4’s limited partners	$(9,203)	$(6,854)	$(2,349)

Our investments in commercial finance assets decreased to $375.0 million as of September 30, 2010 as compared to $526.7 million as of September 30, 2009. In time, we expect to acquire additional commercial finance assets through the use of debt financing. Our General Partner expects revenue derived from these additional leases and loans to exceed the interest expense incurred by the debt incurred to obtain these financings.

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

These increases in total revenue were partially offset a decrease in interest income on equipment financings. Our net investment in financing assets decreased to $375.0 million as of September 30, 2010 as compared to $527.7 million as of September 30, 2009, an increase of $152.7 million (29.0%). The decrease in interest income is also attributable to an increase in nonperforming assets.

The increase in total expenses was a result of the following:

•

An increase in interest expense due to the 2010-3 securitization that triggered both the charge-off of $1.4 million of deferred financing costs and a prepayment penalty of $0.4 million incurred as a result of paying off the Wells Fargo facility. Average borrowings for the three months ended September 30, 2010 and September 30, 2009 were $353.8 million and $457.3 million, respectively, at an effective interest rate of 9.9% and 7.0%, respectively.

•

Losses on derivative hedging activities include cash payments or receipts relating to our hedging activities and the changes in the fair value of our derivative financial instruments. For the three months ended September 30, 2010, net cash payments were $880,000 million and the change in fair value resulted in a non-cash loss of $473,000. These gains (losses) will be based on the value of the derivative contracts at the respective balance sheet date and in a volatile market that is changing daily, may not necessarily reflect the cash amount to be paid at settlement. These gains (losses) will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

•	An increase in depreciation on operating leases related to our increase in our investment in operating leases.

•

An increase in our provision for credit losses. Our provision for credit losses has decreased due to the growth in size of the portfolio as well as the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans.

•	A decrease in administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

•

A decrease in our management fees attributable to an increase in our non performing assets, since management fees are paid based on lease payments received. In addition, beginning August 1, 2010 our General Partner waived asset management fees. $507,000 of management fees were waived for the three months ended September 30, 2010. It is expected that our General Partner will also waive all future management fees.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended September 30, 2010 and 2009 was $(7.30) and $(7.54), respectively, based on a weighted average number of limited partner units outstanding of 1,259,864 and 908,843, respectively.

Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$27,337	$15,334	$12,003	78%
Rental income	2,200	1,024	1,176	115%
Gains on sales of equipment and lease dispositions, net	729	226	503	223%
Other	1,129	450	679	151%

	31,395	17,034	14,361	84%

Expenses:
Interest expense	20,387	12,403	7,984	64%
Losses (gains) on derivative activities	5,128	(876)	6,004	—
Depreciation on operating leases	1,850	889	961	108%
Provision for credit losses	19,956	7,941	12,015	151%
General and administrative expenses	1,420	983	437	44%
Administrative expenses reimbursed to affiliate	2,431	1,847	584	32%
Management fees to affiliate	2,932	2,621	311	12%

	54,104	25,808	28,296	110%

Loss before equity in losses of affiliate	(22,709)	(8,774)	(13,935)
Equity in loss of affiliate	—	(3,261)	3,261

Net loss	(22,709)	(12,035)	(10,674)
Less: Net loss attributable to the noncontrolling interest	179	111	68

Net loss attributable to LEAF 4 partners	$(22,530)	$(11,924)	$(10,606)

Net loss allocated to LEAF 4’s limited partners	$(22,305)	$(11,805)	$(10,500)

In third quarter of 2010 we realized the full year effect of the growth in our portfolio. Our investments in commercial finance assets decreased to $375.0 million as of September 30, 2010 as compared to $526.7 million as of September 30, 2009. We expect to acquire additional commercial finance assets through the use of credit facilities. Our General Partner expects revenue derived from these additional leases and loans to exceed the interest expense incurred by the debt incurred to obtain these financings.

The increase in total revenues was attributable to the following:

•

An increase in interest income on equipment financings. Our weighted average net investment in financing assets increased to $441.2 million for the period ended September 30, 2010 as compared to $252.6 million for the period ended September 30, 2009, an increase of $188.6 million (75%). This growth was driven by our acquisitions of portfolios of leases and loans.

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

The increase in total expenses was a result of the following:

•

An increase in interest expense due to the 2010-3 securitization that triggered both the charge-off of $1.4 million of deferred financing costs and a prepayment penalty of $0.4 million incurred as a result of paying off the Wells Fargo facility. Average borrowings for the nine months ended September 30, 2010 and September 30, 2009 were $383.8 million and $451.7 million, respectively, at an effective interest rate of 8.8% and 4.4%, respectively.

•

Losses on derivative hedging activities include cash payments or receipts relating to our hedging activities and the changes in the fair value of our derivative financial instruments. For the nine months ended September 30, 2010, net cash payments were $5.4 million and the change in fair value resulted in a non-cash gain of $257,000. These gains (losses) will be based on the value of the derivative contracts at the respective balance sheet date and in a volatile market that is changing daily, may not necessarily reflect the cash amount to be paid at settlement. These gains (losses) will create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

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

•

An increase in management fees attributable to the increase in our portfolio of equipment financing assets, since management fees are paid based on lease payments received. However, beginning, August 1, 2010 our General Partner waived asset management fees. $ 507,000 of management fees were waived for the nine months ended September 30, 2010. It is expected that our General Partner will also waive all future management fees.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the nine months ended September 30, 2010 and 2009 was $(17.70) and $(17.38), respectively, based on a weighted average number of limited partner units outstanding of 1,259,952 and 679,229, respectively.

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

The following table sets forth our sources and uses of cash for the period indicated (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$4,759	$2,137
Net cash provided by (used in) investing activities	101,122	(123,267)
Net cash (used in) provided by financing activities	(106,511)	119,908

Decrease in cash	$(630)	$(1,222)

Partner’s distributions paid for the nine months ended September 30, 2010 and September 30, 2009 were $7.2 million and $3.9 million, respectively. Distributions to limited partners were paid at a rate of 8.5% per annum of invested capital and were lowered to 4.0%, with the August 2010 distribution. The July distribution was made at the 8.5% level. Cumulative partner distributions paid from our inception to September 30, 2010 were approximately $13.7 million.

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

Cash decreased by $630,000 primarily due to net debt repayments of $92.5million and distributions to partners of $7.2 million which was partially offset by net proceeds from commercial finance assets of $101.1 million.

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of September 30, 2010 were as follows (in thousands):

	Type	Maturity	Amount of Facility	Amount Outstanding	Amount Available	Amount of Collateral (2)
Morgan Stanley (1)	Term	(3)	$113,858	$113,858	N/A	$119,673
2010-1 Term Securitization	Term	(4)	65,629	65,629	N/A	72,846
2010-3 Term Securitization	Term	(5)	156,628	156,628	N/A	170,566

			$336,115	$336,115	$—	$363,085

(1)	Availability under this debt facility is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral, compliance with covenants and the borrowing base formula.

(2)	Recourse under these facilities is limited to the amount of collateral pledged.

(3)	Our Morgan Stanley term loan matured on August 4, 2010. We are engaged in ongoing discussions to extend the maturity date of this facility. If we do not obtain such extension, management expects that any borrowings outstanding as of such date will continue to be repaid as payments are received on the underlying leases and loans pledged as collateral. Morgan Stanley has various remedies under the facility such as allowing repayment of the outstanding loan balance as payments are received on the underlying leases and loans or selling those pledged leases and loans in a commercially reasonable manner. While it is rare for a lender to take such a drastic action as selling a performing portfolio, to satisfy outstanding amounts at maturity, such action could be at prices lower than our carrying value, which could result in losses and reduce our income and distributions to our partners.

(4)	Our Morgan Stanley/RBS facility was paid off on May 18, 2010 with the proceeds from the 2010-1 Term Securitization in which 3 tranches of notes were issued that mature on October 23, 2016 and September 23, 2018, respectively. The notes totaled $92.7 million and bear interest at a stated rate of 5% and were issued at an original discount of approximately $6.5 million.

(5)	The Wells Fargo and UniCredit facilities were paid off on August 17, 2010 with the proceeds from the 2010-3 Term Securitization in which 5 tranches of notes were issued that mature on June 20, 2016 and February 20, 2022, respectively. The notes total $171.4 million and bear interest at stated rates ranging from 3.5% to 5.5 % and were issued at an original discount of approximately $3.7 million.

Our facility with Morgan Stanley Bank is non-recourse. Accordingly, Morgan Stanley’s recourse under the facility is limited to leases and loans and restricted and cash pledged as collateral. Interest is calculated at LIBOR plus 3.00% and principal payments are due monthly.

We are subject to certain financial covenants related to our debt facility with Morgan Stanley. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure our equity adjusted for intangibles and amounts due to us and our General Partner. The maximum leverage covenants restrict the amount that we can borrow based on a ratio of our total debt compared to our net worth. The portfolio performance covenants generally provide that we would be in default if a specified percentage of our portfolio of leases and loans was delinquent in payment beyond acceptable grace periods.

In addition, our debt facility with Morgan Stanley includes financial covenants covering affiliated entities responsible for servicing our portfolio. These covenants exist to provide Morgan Stanley with information about the financial viability of the entities that service our portfolio. These entities include us, our General Partner and certain other affiliates involved in the sourcing and servicing of our portfolio. These covenants are similar in nature to our covenants and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of our General Partner’s managed entities.

As of September 30, 2010, we had incurred multiple breaches under the covenants with Morgan Stanley including covenant breaches relating to the affiliate that services our leases and loans. We have requested waivers from Morgan Stanley with respect to these breaches. Due to these breaches, Morgan Stanley has various remedies as noted above. Although we expect to obtain waivers or to amend the covenants in our loan agreement with Morgan Stanley, there can be no assurance that such waivers or amendments will be executed. If waivers or amendments are not obtained, it is likely that the affiliate that services our leases and loans would not be in compliance with the same covenants at September 30, 2010.

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we purchase are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At September 30, 2010, our outstanding bank debt totaled $344.7 million which consists of variable rate debt and fix rate debt. To mitigate interest rate risk on the variable rate bank debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps and caps, which fixes the interest rates as follows: Morgan Stanley (8.2%), 2010-1 Term Securitization (5.0%), 2010-3 Term Securitization (3.9%). At September 30, 2010, the notional amount of the 12 interest rate swaps was $42.9 million. The interest rate swap agreements terminate on various dates ranging from November 2011 to November 2020. At September 30, 2010, the notional amount of the 11 interest rate caps was $55.0 million. The interest rate cap agreements terminate on various dates ranging from June 2011 to February 2016.

The following sensitivity analysis table shows, at September 30, 2010, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(4,678)	$(3,549)	$(2,548)
Change in fair value	$(1,129)	—	$1,001
Change as a percent of fair value	32%	—	(28)%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership (1)

3.2	Amended and Restated Agreement of Limited Partnership (2)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	Form of Origination and Servicing Agreement Among LEAF Financial Corporation, LEAF Equipment Finance Fund 4, LP and LEAF Funding, Inc. (1)

10.2	Receivables Loan and Security Agreement, dated as of October 31, 2006, among Resource Capital Funding II, LLC, as the Borrower, and LEAF Financial Corporation, as the Servicer, and Morgan Stanley Bank, as a Lender and Collateral Agent, and U.S. Bank National Association, as the Custodian and the Lender’s Bank and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as the Backup Servicer, as amended through November 13, 2008 (3)

10.3	Forbearance and Reservation of Rights, dated as of May 14, 2009, by and among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Bank, NA, and Morgan Stanley Capital Services Inc. (5)

10.4	Indenture by and between LEAF Commercial Finance Fund, LLC and U.S. Bank National Association (3)

10.5	Loan and Security Agreement by and among LEAF 4A SPE, LLC, LEAF Equipment Finance Fund 4, L.P., LEAF Funding, Inc., LEAF Financial Corporation, the lenders party thereto, and Wells Fargo Foothill, LLC dated as of February 9, 2009 (4)

10.6	Seventh Amendment to the Receivables Loan and Security Agreement and Waiver, dated as of July 14, 2009, with Morgan Stanley Bank, N.A., as lender and as collateral agent (6)

10.7	Receivables Loan and Security Agreement, dated as of March 31, 2006, among Resource Capital Funding, LLC, LEAF Financial Corporation, Black Forest Funding Corporation, Bayerische Hypo- Und Vereinsbank AG, U.S. Bank National Association, and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services), as amended through the Seventh Amendment (the “HVB Agreement”) (6)

10.8	Eight Amendment Agreement to the HVB Agreement (6)

10.9	Ninth Amendment Agreement to the HVB Agreement (6)

10.10	Eight Amendment to Receivable Loan and Security Agreement and Waiver dated December 22, 2009 among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Bank , N.A, Lyon Financial; Services, Inc, U.S. Bank National Association, Morgan Stanley Capital Services, Inc and Morgan Stanley Asset Funding Inc. (7)

10.11	Ninth Amendment to Receivable Loan and Security Agreement and Waiver dated April 21, 2010 among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Bank , N.A, Lyon Financial; Services, Inc, U.S. Bank National Association, Morgan Stanley Capital Services, Inc and Morgan Stanley Asset Funding Inc. (8)

10.12	Eleventh Amendment Agreement to the UniCredit Agreement (formerly HVB) dated April 30, 2010 (8)

10.13	Indenture between LEAF Receivables Funding 2, LLC and U.S. Bank National Association dated as of May 1, 2010 (9)

10.14	Indenture between LEAF Receivables Funding 4, LLC and U.S. Bank National Association dated as of July 4, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on March 24, 2008 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to Form 8-K on May 8, 2009 and by this reference incorporated herein.

(3)	Filed previously on May 12, 2009 in Post-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF EQUIPMENT FINANCE FUND 4, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, its General Partner

November 15, 2010	By:	/S/ CRIT S. DEMENT
Crit S. Dement
Chairman and Chief Executive Officer

November 15, 2010	By:	/S/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer