Form 10-Q/A
period 2010-06-30
LEAF Equipment Finance Fund 4, L.P.
filed 2011-03-01
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
Quarterly Report on 10-Q/A
For the quarterly period ended June 30, 2010

Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the period ending June 30, 2010, which was originally filed on August 16, 2010 (the “Original Filing”), to refile Exhibit 10.13.  In the Original Filing, Exhibit 10.13 omitted certain exhibits and schedules thereto. Exhibit 10.13 is now being refiled in its entirety to include all exhibits and schedules.

In addition, as required under Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s principal executive officer and principal financial officer are providing new certifications in connection with this Amendment No. 1.

Except as described above, this Amendment No. 1 does not revise, update or in any way affect any information or disclosure contained in the Original Filing, including our Financial Statements or Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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
10.10
Eight Amendment to Receivable Loan and Security Agreement and Waiver dated December 22, 2009 among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Bank , N.A, Lyon Financial; Services, Inc, U.S. Bank National Association, Morgan Stanley Capital Services, Inc and Morgan Stanley Asset Funding Inc.(7)

10.11
Ninth Amendment to Receivable Loan and Security Agreement and Waiver dated April 21, 2010 among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Bank , N.A, Lyon Financial; Services, Inc, U.S. Bank National Association, Morgan Stanley Capital Services, Inc and Morgan Stanley Asset Funding Inc.(8)

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.

A Delaware Limited Partnership

By:           LEAF Asset Management, LLC, its general partner

March 1, 2011	By: /s/ CRIT S. DEMENT

Crit S. DeMent

Chairman and Chief Executive Officer

March 1, 2011	By: /s/ ROBERT K. MOSKOVITZ

Robert K. Moskovitz

Chief Financial Officer