Form 10-Q/A
period 2010-09-30
LEAF Equipment Finance Fund 4, L.P.
filed 2011-03-01
CIK 1426850

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
Quarterly Report on 10-Q/A
For the quarterly period ended September 30, 2010

Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the period ending September 30, 2010, which was originally filed on November 15, 2010 (the “Original Filing”), to refile Exhibit 10.14.  In the Original Filing, Exhibit 10.14 omitted certain exhibits and schedules thereto. Exhibit 10.14 is now being refiled in its entirety to include all exhibits and schedules.

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

10.12	Eleventh Amendment Agreement to the UniCredit Agreement (formerly HVB) dated April 30, 2010 (8)
10.13	Indenture between LEAF Receivables Funding 2, LLC and U.S. Bank National Association dated as of May 1, 2010 (9)
10.14	Indenture between LEAF Receivables Funding 4, LLC and U.S. Bank National Association dated as of July 4, 2010
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on March 24, 2008 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to Form 8-K on May 8, 2009 and by this reference incorporated herein.
(3)	Filed previously on May 12, 2009 in Post-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and by this reference incorporated herein.
(9)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 and by this reference incorporated herein.

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