Form 10-K
period 2010-12-31
LEAF Equipment Finance Fund 4, L.P.
filed 2011-03-31
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Limited Partner Units

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

As discussed further in ITEM 7, the recent economic recession in the United States has adversely affected our operations as a result of higher delinquencies and may continue to do so as the economy recovers.

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

The tightening of the credit markets has adversely affected our ability to obtain debt financing needed to execute our investment strategies. Specifically, we rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. If our banks do not renew a revolving facility upon maturity, the debt facility would convert to a term facility and we would not be able to borrow additional amounts under the line of credit. A term debt facility is a loan that is contractually repaid over a period of time. If we are unable to obtain new debt that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced. See the caption titled “Liquidity and Capital Resources” in ITEM 7 for a further discussion.

Available Information

We file annual, quarterly and current reports and other information with the SEC. The public may read and copy information we file with the SEC, at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am and 3:00 pm. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our General Partner’s internet address is http://www.LEAFnow.com. We make our SEC filings available free of charge on or through our General Partner’s internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our General Partner’s website.

Agreements with our General Partner

We do not directly employ any persons to manage or operate our business. These functions are provided by our General Partner and employees of our General Partner and/or its affiliates. We reimburse our General Partner and/or its affiliates for all direct and indirect costs of services provided, including the cost of employees and benefits properly allocable to us and all other expenses necessary or appropriate to the conduct of our business. Our General Partner and its affiliates receive fees and other compensation from us. See ITEM 13 for a further discussion.

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

 ITEM 4 – REMOVED AND RESERVED

Removed and reserved pursuant to SEC Release 33-9089A

PART II

ITEM 5 –  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. The following table shows the number of equity security holders:

Title of Class	Number of Partners as of December 31, 2010
Limited Partners	2,748
General Partner	1

Total distributions paid to limited partners for the years ended December 31, 2010, 2009 and the period ended December 31, 2008 were $8.4 million, $6.2 million and $ 366,000, respectively.

ITEM 6 – SELECTED FINANCIAL DATA
The following selected financial data should be read together with our consolidated financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report. We derived the selected consolidated financial data below from our consolidated financial statements appearing elsewhere in this report which have been audited by Grant Thornton LLP, an independent registered public accounting firm. We deem September 16, 2008 to be the commencement of our operations and we refer to the period from that date through December 31, 2008 as the period ended December 31, 2008 (in thousands, except unit and per unit data):

	Years Ended December 31,		Period Ended December 31,
	2010	2009	2008
Revenues	$40,064	$29,124	$255
Interest expense	26,644	22,991	-
Provision for credit losses	20,785	19,107	570
Other expenses	14,971	6,778	433
Total expenses	62,400	48,876	1,003
Equity in losses of affiliate	-	(3,261)	(600)
Net loss	$(22,336)	$(23,013)	$(1,348)
Net loss allocated to limited partners	$(21,880)	$(22,421)	$(1,335)
Distributions to partners	$8,431	$6,216	$366
Weighted average number of limited partner units outstanding during the year	1,259,907	806,087	257,627
Net loss per weighted average limited partner unit	$(17.37)	$(27.81)	$(5.18)

	December 31,
	2010	2009	2008
Investment in commercial finance assets, net	$334,826	$501,174	$14,934
Debt	296,975	427,025	-
Partners’ (deficit) capital:
General partner	(609)	(304)	(12)
Limited partners	49,642	79,933	32,240
Accumulated other comprehensive loss	-	-	(567)
Total partners’ capital	$49,033	$79,629	$31,661

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2010.

As used herein, the terms “we,” “us,” or “our” refer to LEAF Equipment Finance Fund 4, L.P. and its subsidiaries.

Fund Summary

As discussed in more detail in Item 1, we acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from our General Partner. In addition, we may make secured loans to end users to finance their purchase of equipment.

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

As we sought new debt facilities and our existing facilities matured or needed modifications, we had to accept these new terms and our costs increased.  Most significantly, we have not been able to maintain debt at the same levels.  The additional investment requirement reduced the amount of assets that we could purchase, and accordingly reduced our cash flow.  The lenders’ higher fees and costs also had to be paid from funds that were then unavailable to re-invest in new leases.  Because we have less debt, over time, we will pay our lenders less interest expense but current cash flow is negatively impacted. As we saw these conditions fail to improve, we recognized that we would not be able to obtain enough financing on favorable terms to operate at our proposed size, and we closed to new investments approximately ten months ahead of schedule.

The combination of higher interest rates, lower levels of available credit, increased fees, losses that are slightly higher than originally projected and the inability to use excess cash flow to pay for some of these costs created a “perfect storm” that is making it difficult to execute the business plan. We have worked to minimize the effects of these conditions.  We sought new forms of capital, and were able to arrange debt for us at a time when lenders were not generally providing new facilities. Additionally we have refinanced all of our existing debt facilities by completing three term securitizations (two in 2010 and the third in January 2011) totaling approximately $360 million.

All of these events have come in the early stages of our life cycle. With sufficient cash and debt facilities, we hope to pursue additional financings that will allow for us to acquire leases and benefit from the resulting cash flows in the future. We can continue to acquire leases until we enter our maturity phase in October 2014, at which time we will be prohibited, under the partnership agreement, from acquiring new leases.

To date, limited partners have received total distributions ranging from approximately 7% to 17% of their original amount invested, depending upon when the investment was made.   Management is working to maximize the amount that can be distributed to limited partners in the future. However, we could not continue to support 8.5% distributions, and beginning in August 2010, distributions were lowered to 4.0%.  The July 2010 distribution was made at the 8.5% rate. Additionally, our General Partner will not earn additional management fees for future services.

As we seek new financing arrangements, opportunistically sell leases and undertake other ways to improve our performance, we hope to be able to increase the distribution and re-invest in leases and loans.

We continued to be impacted by market uncertainties during the year ended December 31 2010 as further discussed in “Finance Receivables and Asset Quality” and in “Liquidity and Capital Resources.”

General Economic Overview

Our portfolio performance continued to be negatively impacted by the economic problems facing the United States.   The small and mid-size companies that are our loan and lease customers are especially sensitive to macro-economic trends. Key indicators of economic activity show a stalled economy.  At December 31, 2010, several key economic indicators continued to show a weak economy, however a slight decline in the national unemployment rate and improved manufacturing and credit indices provide the first signs of possible improvement in the economy.

•
The national unemployment rate at December 31, 2010 was down slightly at 9.4% but still historically high with no meaningful decline in the unemployment rate in the near future.  High unemployment results in reduced demand for goods and services and that leads to decreased revenues for the small business customers in the LEAF Funds portfolio thereby impacting their ability to repay loan or lease obligations.

•
The U.S. housing market, historically a significant contributor to economic growth and wealth, continues to be depressed. The National Association of Realtors reported that the December 2010 existing home sales seasonally adjusted annual rate of 5.22 million units continued the recent month over month downward trend.  The S&P/Case-Shiller Home Price Report for December 31, 2010 shows a continued decline in home prices in the fourth quarter of 2010 as compared to the third quarter of 2010 with prices down 3.9%. The continuing housing problem, both home sales and home prices, affects the small to mid-size business community in two ways: 1) the lack of new construction has eliminated an important source of business activity for small business; and 2) home equity that historically has provided credit availability to small business owners  has either disappeared or become scarce.

•
Nationwide, as reported by the Administrative Office of the U.S. Courts, bankruptcies continued to rise during 2010 with 1,593,081 filed in the twelve month period ending December 31, 2010 as compared to 1,473,675 filed in the twelve month period ending December 31, 2009.  Increased bankruptcies affect our performance in two ways: 1) small business customers in the portfolio may default due to bankruptcy; and 2) good performing small business customers may face reduced revenues due to bankruptcies among their customers thereby impacting their ability to repay loan or lease obligations.

•
The Institute of Supply Management reports that its manufacturing index improved slightly in December 2010 as did the National Association of Credit Managers index.  Taken together these suggest marginal improvement in the economic climate.

The various national economic problems have manifested themselves in our portfolio performance.  We are seeing delinquency trends in the portfolio that are consistent with delinquency trends reported by industry groups, including the Monthly Lease and Finance Index, that track lease and loan portfolio performance.  The overall delinquency trend in our portfolio is that delinquent balances are declining, but as stated above, the economy is still unsettled and periodic swings in performance may still be expected.

Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	December 31,
	2010	2009
Investment in leases and loans, net	$334,826	$501,174

Number of contracts	12,900	14,000
Number of individual end users (a)	11,500	12,800
Average original equipment cost	$60.9	$60.6
Average initial lease term (in months)	57	60
Average remaining lease term (in months)	27	-
States accounting for more than 10% of lease and loan portfolio:
California	14%	14%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical equipment	23%	20%
Industrial equipment	21%	20%
Restaurant equipment	11%	11%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	46%	46%
Retail trade	18%	18%
Finance/Insurance/Real Estate	13%	9%

(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No other individual end user or single piece of equipment accounted for more than 10% of our portfolio based on the origination amount.

We utilize debt, in addition to our equity, to fund the acquisitions of lease and loan portfolios. Our leases and loans are generally assigned as collateral for borrowings as discussed in the “Liquidity and Capital Resources” section below. As of December 31, 2010 and 2009, our outstanding debt was $297.0 million and $427.0 million, respectively.

Finance Receivables and Asset Quality

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

	As of and for the
	Years Ended December 31,
			Change
	2010	2009	$	%
Investment in leases and loans before allowance for credit losses	$344,680	$516,808	$(172,128)	(33)%
Less: allowance for credit losses	9,854	15,634	(5,780)	(37)%
Investment in leases and loans, net	$334,826	$501,174	$(166,348)	(33)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$420,345	$286,900	$133,445	47%
Non-performing assets	$13,883	$21,329	$(7,446)	(35)%
Charge-offs, net of recoveries	$26,565	$4,043	$22,522	-
As a percentage of finance receivables:
Allowance for credit losses	2.86%	3.03%
Non-performing assets	4.03%	4.13%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	6.32%	1.41%

We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, responded to the recent economic recession in part, by implementing early intervention techniques in collection procedures. Our General Partner has also increased its credit standards and limited the amount of business we do with respect to certain industries, geographic locations and equipment types. Because of the recent scarcity of credit available to small and mid size businesses, we have been able to increase our credit standards without reducing the interest rate we charge on our leases and loans.

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

 We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers. The increase in delinquencies, as well as recent economic trends has caused us to conclude that an allowance for credit losses of $9.8 million is necessary at December 31, 2010.

Our net charge-offs increased in the 2010 period compared to the 2009 period due to the aging of our portfolio of leases and loans as well as the recent economic recession as discussed above.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2010 and 2009.

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

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. For future payment card receivables, the Fund discontinues revenue recognition when no payments have been received for 60 days. In addition, if the amount and timing of the future cash collections are not reasonably estimable, the Fund accounts for the future credit card receivable on the cost recovery method. Under the cost recovery method of accounting, no income is recognized until the basis of the future payment card receivable has been fully recovered. As of December 31, 2010 and, 2009, the Fund had $13.9 million and $21.3 million respectively, of leases and loans on non-accrual status. The amount of future payment card receivables on non-accrual totaled $313,000 and $2.0 million as of December 31, 2010 and 2009, respectively. The allowance for credit losses related to future payment card receivables on non-accrual was $31,000 and $1.2 million as of December 31, 2010 and, 2009, respectively. At December 31, 2010, the Fund determined that the amount and timing of future cash collections on the remaining $313,000 of credit card payment receivables was not reasonably estimable. Accordingly, the Fund will recognize revenue on these receivables using the cost recovery method. Fees from delinquent payments are recognized when received and are included in Other income.

Fair Value and Effectiveness of Interest Rate Swaps

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). Because our derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	At Fair Value
Interest rate caps at December 31, 2010	$-	$147	$-	$147
Interest rate swaps at December 31, 2010	$-	$(2,856)	$-	$(2,856)
Interest rate caps at December 31, 2009	$-	$730	$-	$730
Interest rate swaps at December 31, 2009	$-	$(10,458)	$-	$(10,458)

Results of Operations

 Our investments in commercial finance assets declined to $334.8 million as of December 31, 2010 as compared to $501.2 million as of December 31, 2009.  As economy recovers, we hope to pursue additional financings to be utilized to acquire additional commercial finance assets.  Our General Partner expects revenue derived from these additional leases and loans to exceed the interest expense incurred by the debt incurred to obtain these financings.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

The following summarizes our results of operations for the years ended December 31, 2010 and 2009 (dollars in thousands):

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$35,008	$26,174	$8,834	34%
Rental income	2,871	1,764	1,107	63%
Gains on sales of equipment and lease dispositions, net	646	295	351	-
Other	1,539	891	648	73%
	40,064	29,124	10,940	38%

Expenses:
Interest expense	26,644	22,991	3,653	16%
Losses (gains) on derivative activities	4,787	(3,153)	7,940	-
Depreciation on operating leases	2,423	1,522	901	59%
Provision for credit losses	20,785	19,107	1,678	9%
General and administrative expenses	1,734	1,653	81	5%
Administrative expenses reimbursed to affiliate	3,095	2,811	284	10%
Management fees to affiliate	2,932	3,945	(1,013)	(26)%
	62,400	48,876	13,524	28%
Loss before equity in losses of affiliate	(22,336)	(19,752)	(2,584)
Equity in losses of affiliate	-	(3,261)	3,261
Net loss	(22,336)	(23,013)	677
Less: Net loss attributable to the noncontrolling interest	235	366	(131)
Net loss attributable to LEAF 4 partners	$(22,101)	$(22,647)	$546
Net loss allocated to LEAF 4's limited partners	$(21,880)	$(22,421)	$541

The increase in total revenues was attributable to the following:

•
An increase in interest on equipment financings. Our weighted average net investment in financing assets increased to $420.3 million for the year ended December 31, 2010 as compared to $286.9 million for the period ended December 31, 2009, an increase of $133.4 million (47%). This growth was driven by our acquisitions of portfolios of leases and loans in 2009.

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

The increase in total expenses was a primarily a result of the following:

•
An increase in interest expense due to the 2010-3 Term Securitization (See “Liquidity and Capital Resources” section that follows) that triggered both the charge-off of $1.4 million of deferred financing costs and a prepayment penalty of $0.4 million incurred as a result of paying off the Wells Fargo facility. Average borrowings for the year ended December 31, 2010 and 2009 were $367.4 million and $444.9 million, respectively, at an effective interest rate of 8.9% and 6.0%, respectively.

•
Losses on derivative hedging activities include cash payments or receipts relating to our hedging activities and the changes in the fair value of our derivative financial instruments. For the year ended December 31, 2010, net cash payments were $5.9 million and the change in fair value resulted in a non-cash gain of $1.1 million. Gains (losses) we incur related to derivative hedging activities are based on the value of the derivative contracts at the respective balance sheet date and, in a volatile market that is changing daily, may not necessarily reflect the cash amount to be paid at settlement. Such gains (losses) can create volatility in our results of operations, as the market value of our derivative financial instruments changes over time, and this volatility may adversely impact our results of operations and financial condition.

•	An increase in depreciation on operating leases related to our increase in our investment in operating leases.

These increases were offset, in part, by:

•
A decrease in our management fees attributable to an increase in our non performing assets, since management fees are paid based on lease payments received. In addition, beginning August 1, 2010, our General Partner waived its asset management fees. Accordingly, $1.5 million of management fees were waived for the year ended December 31, 2010.  The General Partner has waived all future management fees.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the years ended December 31, 2010 and 2009 was ($17.37) and($27.81), respectively, based on the weighted average number of limited partner units outstanding of 1,259,907 and 806,087, respectively.

Year Ended December 31, 2009 compared to Period Ended December 31, 2008

The following summarizes our results of operations for the years ended December 31, 2009 and 2008 (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$26,174	$198	$25,976	-
Rental income	1,764	43	1,721	-
Gains on sales of equipment and lease dispositions, net	295	-	295	-
Other	891	14	877	-
	29,124	255	28,869	-

Expenses:
Interest expense	22,991	-	22,991	-
Gains on derivative activities	(3,153)	-	(3,153)	-
Depreciation on operating leases	1,522	35	1,487	-
Provision for credit losses	19,107	570	18,537	-
General and administrative expenses	1,653	57	1,596	-
Administrative expenses reimbursed to affiliate	2,811	145	2,666	-
Management fees to affiliate	3,945	196	3,749	-
	48,876	1,003	47,873	-
Loss before equity in losses of affiliate	(19,752)	(748)	(19,004)
Equity in losses of affiliate	(3,261)	(600)	(2,661)
Net loss	(23,013)	(1,348)	(21,665)
Less: Net loss attributable to the noncontrolling interest	366	-	366
Net loss attributable to LEAF 4 partners	$(22,647)	$(1,348)	$(21,299)
Net loss allocated to LEAF 4's limited partners	$(22,421)	$(1,335)	$(21,086)

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

•
the gain on derivative hedging activities includes cash payments or receipts relating to our hedging activities and the changes in the fair value of our derivative financial instruments. For the year ended December 31, 2009, net cash payments were $492,000 and the change in fair value resulted in a non-cash gain of $3.6 million.

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

In March 2009, we entered into a joint venture agreement with LEAF III (“LEAF Funds JV2”). We invested approximately $9.8 million for a 98% interest in LEAF Funds JV2. LEAF Funds JV2 invested $10.0 million in an entity sponsored by LEAF Financial. As of March 31, 2009, this entity owned approximately $200 million of leases and loans and had approximately $170 million of debt outstanding on its revolving $250 million line of credit, and was consolidated with us effective March 1, 2009.

The net loss per limited partner unit, after the net loss allocated to our General Partner for the year and period ended December 31, 2009 and 2008 was ($27.81) and ($5.18), respectively, based on a weighted average number of limited partner units outstanding of 806,087 and 257,627, respectively.

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

We continue to seek and maintain sources of financing, including expanded bank financing which will enable us to originate investments and generate income while preserving capital. To the extent the credit markets available to us are or become adversely affected by the recent weaknesses in the national economy, our ability to obtain debt to help build our portfolio on terms we deem acceptable may be reduced or delayed and our cost of borrowings may increase. As a result, our cash flows available for future distributions to our partners would be reduced.

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

Our liquidity could also be affected by higher than expected payment defaults on our commercial finance assets. These payment defaults would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment.

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

The following table sets forth our sources and uses of cash for the period indicated (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net cash provided by (used in) operating activities	$8,491	$1,641	$(366)
Net cash provided by (used in) investing activities	138,773	(111,119)	(26,584)
Net cash (used in) provided by financing activities	(148,491)	104,363	33,686
(Decrease) increase in cash	$(1,227)	$(5,115)	$6,736

Partner’s distributions paid for the year ended December 31, 2010 and, 2009 were $8.4 million and $6.2 million, respectively. Distributions to limited partners were paid at a rate of 8.5% per annum of invested capital and were lowered to 4.0% with the August 2010 distribution. The July distribution was made at the 8.5% level. Cumulative partner distributions paid from our inception to December 31, 2010 were approximately $15.0 million.

Future cash distributions are dependent on the performance of the fund and are impacted by a number of factors which include: our ability to obtain and maintain debt financing on acceptable terms to build and maintain our equipment finance portfolio; lease and loan defaults by our customers; and prevailing economic conditions. Due to the recent economic recession, we continue to see a scarcity of available debt on terms beneficial to the partnership and higher than expected loan defaults, resulting in poorer fund performance than projected.

Beginning August 1, 2010, our General Partner waived its asset management fees. Accordingly, $1.5 million of management fees were waived for the year ended December 31, 2010. The General Partner has waived all future management fees.  The cash savings on management fees and distributions is expected to be used to pay down our liabilities.

Cash decreased by $1.2 million primarily due to net debt repayments of $133.0 million and distributions to partners of $8.4 million which was partially offset by net proceeds from commercial finance assets of $138.8 million.

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of December 31, 2010 were as follows (in thousands):

			Amount	Amount	Amount of
	Type	Maturity	Outstanding	Available	Collateral (1)
Morgan Stanley	Term	(2)	$101,855	N/A	$104,924
2010-1 Term Securitization	Term	(3)	54,638	N/A	61,544
2010-3 Term Securitization	Term	(4)	140,482	N/A	155,138
			$296,975	$-	$321,606

(1)	Recourse under these facilities is limited to the amount of collateral pledged.

(2)
Our Morgan Stanley term loan matured on August 4, 2010. This facility was terminated and paid off on January 26, 2011 with the proceeds from the 2011-1 Term Securitization, in which 6 classes of asset-backed notes were issued that  have varying maturity dates ranging  from December 2018 to December 2023. The asset-backed notes totaled $ 96.0 million and bear interest at fixed, stated rates ranging from 1.7% to 5.5%.  As of December 31, 2010, we had breached certain financial covenants related to our debt facility with Morgan Stanley Those breaches were eliminated with the payoff and termination of this facility.

(3)
Our Morgan Stanley/RBS facility was paid off on May 18, 2010 with the proceeds from the 2010-1 Term Securitization in which 3 classes of asset-backed notes were issued that mature on October 23, 2016 and September 23, 2018, respectively. The asset-backed notes totaled $92.7 million and bear interest at a fixed, stated rate of 5% and were issued at an original issue discount of approximately $6.5 million.

(4)
The Wells Fargo and UniCredit facilities were paid off on August 17, 2010 with the proceeds from the 2010-3 Term Securitization in which 5 classes of asset-backed notes were issued that mature on June 20, 2016 and February 20, 2022, respectively. The asset-backed notes total $171.4 million and bear interest at fixed, stated rates ranging from 3.5% to 5.5 % and were issued at an original issue discount of approximately $3.7 million.

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Recently Issued Accounting Pronouncements

See Note 2 in the Notes to Consolidated Financial Statements for a description of certain new accounting pronouncements that will or may affect our consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
LEAF Equipment Finance Fund 4, L.P.

We have audited the accompanying consolidated balance sheets of LEAF Equipment Finance Fund 4, L.P. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2010 and 2009 and for the period from September 16, 2008 (commencement of operations) through December 31, 2008. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LEAF Equipment Finance Fund 4, L.P. as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years ended December 31, 2010 and 2009 and for the period from September 16, 2008 (commencement of operations) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 31, 2011

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2010	2009
ASSETS
Cash	$394	$1,621
Restricted cash	20,505	22,851
Investment in leases and loans, net	334,826	501,174
Derivative assets at fair value	147	730
Deferred financing costs, net	3,487	3,458
Other assets	253	393
Total assets	$359,612	$530,227

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$296,975	$427,025
Accounts payable, accrued expenses and other liabilities	894	2,840
Derivative liabilities at fair value	2,856	10,458
Due to affiliates	25	211
Subordinated notes payable	9,355	9,355
Total liabilities	310,105	449,889

Commitments and contingencies

Partners’ Capital:
General partner	(609)	(304)
Limited partners	49,642	79,933
Total LEAF 4 partners' capital	49,033	79,629
Noncontrolling interest	474	709
Total partners’ capital	49,507	80,338
Total liabilities and partners' capital	$359,612	$530,227

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)

	Years Ended December 31,		From September 16, 2008 (commencement of Operations) through December 31,
	2010	2009	2008
Revenues:
Interest on equipment financings	$35,008	$26,174	$198
Rental income	2,871	1,764	43
Gains on sales of equipment and lease dispositions, net	646	295	-
Other	1,539	891	14
	40,064	29,124	255

Expenses:
Interest expense	26,644	22,991	-
Losses (gains) on derivative activities	4,787	(3,153)	-
Depreciation on operating leases	2,423	1,522	35
Provision for credit losses	20,785	19,107	570
General and administrative expenses	1,734	1,653	57
Administrative expenses reimbursed to affiliate	3,095	2,811	145
Management fees to affiliate	2,932	3,945	196
	62,400	48,876	1,003
Loss before equity in losses of affiliate	(22,336)	(19,752)	(748)
Equity in losses of affiliate	-	(3,261)	(600)
Net loss	(22,336)	(23,013)	(1,348)
Less: Net loss attributable to the noncontrolling interest	235	366	-
Net loss attributable to LEAF 4 partners	$(22,101)	$(22,647)	$(1,348)
Net loss allocated to LEAF 4's limited partners	$(21,880)	$(22,421)	$(1,335)
Weighted average number of limited partner units outstanding during the period	1,259,907	806,087	257,627
Net loss per weighted average limited partner unit	$(17.37)	$(27.81)	$(5.18)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ Capital
(In thousands, except unit data)

	General			Accumulated Other	LEAF 4	Non-	Total
	Partner	Limited Partners		Comprehensive	Partners’	Controlling	Partners'	Comprehensive
	Amount	Units	Amount	(Loss) Income	Capital	Interest	Capital	(Loss) Income
Balance, at September 16, 2008	$1	-	$-	$-	$1	$-	$1	$-
Limited partner contributions	-	390,925	39,063	-	39,063	-	39,063
Offering costs related to the sale of limited partnership units	-	-	(5,122)	-	(5,122)	-	(5,122)
Cash distributions paid	-	-	(366)	-	(366)	-	(366)
Comprehensive loss:
Net loss	(13)	-	(1,335)	-	(1,348)	-	(1,348)	$(1,348)
Comprehensive loss attributable to noncontrolling interest	-	-	-	(567)	(567)	-	(567)	(567)
Balance, at December 31, 2008	(12)	390,925	32,240	(567)	31,661	-	31,661	$(1,915)

Sales of limited partnership units	-	875,493	87,203	-	87,203	-	87,203
Offering costs related to the sale of limited partner units	-	-	(10,421)	-	(10,421)	-	(10,421)
Issuance of membership interest to noncontrolling interest	-	-	-	-	-	428	428
Cash distributions paid	(66)	-	(6,150)	-	(6,216)	-	(6,216)
Redemption of limited partnership units	-	(6,054)	(518)	-	(518)	-	(518)
Comprehensive loss:
Net loss	(226)	-	(22,421)	-	(22,647)	(366)	(23,013)	$(23,013)
Unrealized gains on financial derivatives	-	-	-	1,347	1,347	-	1,347	1,347
Comprehensive loss	-	-	-	-	-	-	-	(21,666)
Consolidation of LEAF Funds JV1	-	-	-	(780)	(780)	647	(133)
Comprehensive loss attributable to noncontrolling interest	-	-	-	-	-	-	-	366
Comprehensive loss attributable to LEAF 4	-	-	-	-	-	-	-	-
Balance, December 31, 2009	(304)	1,260,364	79,933	-	79,629	709	80,338	$(21,300)

Return of offering costs related to the sale of limited partnership units	-	-	8	-	8	-	8
Cash distributions paid	(84)	-	(8,347)	-	(8,431)	-	(8,431)
Redemption of limited partnership units	-	(827)	(72)	-	(72)	-	(72)
Comprehensive loss:
Net loss	(221)	-	(21,880)	-	(22,101)	(235)	(22,336)	$(22,336)
Comprehensive loss attributable to noncontrolling interest	-	-	-	-	-	-	-	235
Comprehensive loss attributable to LEAF 4	-	-	-	-	-	-	-	$(22,101)
Balance, December 31, 2010	$(609)	1,259,537	$49,642	$-	$49,033	$474	$49,507

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,		Period Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss attributable to LEAF 4	$(22,101)	$(22,647)	$(1,348)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gains on sales of equipment and lease dispositions, net	(646)	(295)	-
Amortization of deferred charges and discount on debt	11,090	6,274	-
Depreciation on operating leases	2,423	1,522	35
Provision for credit losses	20,785	19,107	570
Equity in losses in affiliate	-	3,261	600
Net loss attributable to the noncontrolling interest	(235)	(366)	-
Unrealized gains on derivative hedging activities	(841)	(3,645)	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Other assets	140	(39)	(125)
Accounts payable, accrued expenses, other liabilities and other assets	(1,946)	685	(400)
Due to affiliates	(178)	(2,216)	302
Net cash provided by (used in) operating activities	8,491	1,641	(366)

Cash flows from investing activities:
Purchases of leases and loans	(12,150)	(182,608)	(16,579)
Proceeds from leases and loans	154,352	96,992	1,726
Security deposits collected, net of returns	(3,429)	(1,130)	(98)
Investment in LEAF Funds JV1	-	(1,225)	(11,633)
Issuance of membership interest in LEAF Funds JV2 to noncontrolling interest	-	428	-
Investment in LEAF Commercial Finance Fund (see Note 3), net of cash required	-	(7,649)	-
Investment in RCF (see Note 2)	-	(7,545)	-
Investment in LEAF Funds JV1, net of cash acquired	-	(8,382)	-
Net cash provided by (used in) investing activities	138,773	(111,119)	(26,584)

Cash flows from financing activities:
Borrowings of debt	272,622	143,009	-
Repayment of debt	(405,605)	(102,731)	-
Decrease (increase) in restricted cash	2,346	(3,988)	(16)
Increase in deferred financing costs	(2,912)	(1,895)	-
Acquisition of financial derivatives	-	(80)	-
Termination of financial derivatives	(6,439)	-	-
General partner's capital contributions	-	-	1
Limited partners' capital contributions	-	87,203	39,063
Offering costs incurred for the sale of partnership units	-	(10,421)	(4,996)
Cash distributions to partners	(8,431)	(6,216)	(366)
Redemption of limited partnership units	(72)	(518)	-
Net cash (used in) provided by financing activities	(148,491)	104,363	33,686

(Decrease) increase in cash	(1,227)	(5,115)	6,736
Cash, beginning of period	1,621	6,736	-
Cash, end of period	$394	$1,621	$6,736

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2010

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

The Fund has evaluated its December 31, 2010 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements, except as discussed in Note 7.

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

Reclassification

A reclassification has been made to the 2009 and 2008 consolidated financial statements to conform to the 2010 presentation.  In the statements of operations, renewal income of approximately $10,000 and $0 for the periods ended December 31, 2009 and 2008, respectively, that was previously included in “Interest on Equipment Financings” has been reclassified to “Other Revenues.”

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

Restricted Cash

Restricted cash includes cash being held in reserves by the Fund’s lenders. Restricted cash also includes approximately $3.5 million of customer payments deposited into a lockbox shared with LEAF Financial Corporation and other entities serviced by LEAF Financial Corporation. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst LEAF Financial, the other entities and their respective lenders. These amounts represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not yet transferred to the Fund’s bank account.

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of December 31, 2010, the Fund had deposits totaling $20.9 million of which $20.4 million was over the $250,000 insurance limit of the Federal Deposit Insurance Corporation (“FDIC”). No losses have been experienced on such deposits.

As of December 31, 2010 and 2009, 14% and 14%, respectively, of the Fund’s commercial finance assets were located in California.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the periods ended December 31, 2010, 2009, and 2008.

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

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. For future payment card receivables, the Fund discontinues revenue recognition when no payments have been received for 60 days. In addition, if the amount and timing of the future cash collections are not reasonably estimable, the Fund accounts for the future credit card receivable on the cost recovery method. Under the cost recovery method of accounting, no income is recognized until the basis of the future payment card receivable has been fully recovered. As of December 31, 2010 and, 2009, the Fund had $13.9 million and $21.3 million respectively, of leases and loans on non-accrual status. The amount of future payment card receivables on non-accrual totaled $313,000 and $2.0 million as of December 31, 2010 and 2009, respectively. The allowance for credit losses related to future payment card receivables on non-accrual was $31,000 and $1.2 million as of December 31, 2010 and, 2009, respectively. At December 31, 2010, the Fund determined that the amount and timing of future cash collections on the remaining $313,000 of credit card payment receivables was not reasonably estimable. Accordingly, the Fund will recognize revenue on these receivables using the cost recovery method. Fees from delinquent payments are recognized when received and are included in other income.

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

Net income (loss) for any fiscal period during the reinvestment period is allocated 99% to the limited partners and 1% to the General Partner. Income during the liquidation period, as defined in the Partnership Agreement, will be allocated first to the partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts. Thereafter, net income (loss) will be allocated 99% to the limited partners and 1% to the General Partner.

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

Recent Accounting Standards

Newly Adopted Accounting Principles

The Fund adopted the following accounting guidance during the year ended December 31, 2010:

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that will require SEC filers to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  The guidance is effective for the Fund as of December 15, 2010.  The Fund has provided the required disclosures in the notes to its consolidated financial statements (See Note 5).

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

Fair Value Measurements. In January 2010, the FASB issued guidance that requires new disclosures and clarifies some existing disclosure requirements about fair value measurements. The new pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, it clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have a material effect on the Fund’s consolidated financial statements.

Transfers of financial assets. In June 2009, the FASB issued guidance for accounting for transfers of financial assets.  The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires greater transparency of related disclosures.  This statement was effective for fiscal years beginning after November 15, 2009.  Adoption of this guidance did not have a material impact on the Fund’s consolidated financial statements.

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

	Years Ended December 31,		Period Ended December 31,
	2010	2009	2008
Cash paid for:
Interest	$22,086	$16,234	$-

Non-cash investing activities:
Increase in participation in loans	$4,121	$1,730	$-

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2010	2009
Direct financing leases (1)	$108,406	$170,083
Loans (2)	231,953	338,177
Operating leases	4,008	6,562
Future payment card receivables	313	1,986
	344,680	516,808
Allowance for credit losses	(9,854)	(15,634)
	$334,826	$501,174

(1)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 96 months.
(2)	The interest rates on loans generally range from 7% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	December 31,		December 31,
	2010		2009
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$117,370	$266,679	$191,038	$399,842
Unearned income	(11,228)	(29,713)	(21,797)	(53,967)
Residuals, net of unearned residual income (1)	3,578	-	3,252	-
Security deposits	(1,314)	(5,013)	(2,410)	(7,698)
	$108,406	$231,953	$170,083	$338,177

(1)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2010	2009
Equipment	$8,549	$9,105
Accumulated depreciation	(4,541)	(2,543)
	$4,008	$6,562

At December 31, 2010, the future payments scheduled to be received on non-cancelable commercial finance assets for each of the five succeeding annual periods ending December 31 and thereafter are as follows (in thousands):

	Direct Financing	Loans	Operating Leases (1)	Total
2011	$52,855	$99,037	$2,421	$154,313
2012	35,256	69,318	633	105,207
2013	22,275	45,080	109	67,464
2014	4,889	24,130	13	29,032
2015 and thereafter	2,095	29,114	-	31,209
	$117,370	$266,679	$3,176	$387,225

(1)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The disclosures in this footnote are required per new guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $9.9 million) as of December 31, 2010 (in thousands):

Age of receivable	Investment in leases and loans	%
Current	$298,521	86.6%
Delinquent:
31 to 91 days past due	32,276	9.4%
Greater than 91 days (a)	13,883	4.0%
	$344,680	100.0%
(a) Balances in this age category are collectivelly evaluated for impairment.

The Fund had $13.9 million and $21.3 million of leases and loans on nonaccrual status as of December 31, 2010 and 2009, respectfully. The credit quality of the Fund’s investment in leases and loans as of December 31, 2010 is as follows (in thousands):

Performing	$330,797
Nonperforming	13,883
$344,680

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Years Ended December 31,		Period Ended December 31
	2010	2009	2008
Allowance for credit losses, beginning of year	$15,634	$570	$-
Provision for credit losses	20,785	19,107	570
Charge-offs	(28,229)	(4,321)	-
Recoveries	1,664	278	-
Allowance for credit losses, end of year (a)	$9,854	$15,634	$570

(a) End of year balances were collectively evaluated for impairment.

NOTE 6 – DEFERRED FINANCING COSTS

As of December 31, 2010 and 2009, deferred financing costs include $3.5 million and $3.5 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of December 31, 2010 and, 2009 was $1.8 million, and $1.3 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending December 31, and thereafter, is as follows (in thousands):

2011	$1,406
2012	993
2013	711
2014	276
2015	69
Thereafter	32
$3,487

NOTE 7 –DEBT

The Fund’s debt consists of the following (in thousands):

						Interest rate	December 31,
			December 31, 2010			per annum	2009
			Outstanding		Interest rate per	adjusted for	Outstanding
	Type	Maturity Date	Balance (1)	Available	annum	swaps (2)	Balance
Morgan Stanley	Term	(3)	$101,855	N/A	One month LIBOR + 3.%	6.9%	$150,366
Morgan Stanley/RBS	Term	(4)	N/A	N/A	One month LIBOR +7.55%	11.9%	101,668
2010-1 Term Securitization	Term	(4)	54,638	N/A	5.00%	5.0%	N/A
Wells Fargo	Revolving	(5)	N/A	N/A	Three month LIBOR + 4.1%	5.5%	74,991
UniCredit	Revolving	(5)	N/A	N/A	Commercial paper +2.5%	5.0%	100,000
2010-3 Term Securitization	Term	(5)	140,482	N/A	3.5% to 5.5%	3.9%	N/A
			$296,975	$-			$427,025

(1)
Collateralized by specific leases and loans and related equipment. As of December 31, 2010, $304.9 million of leases and loans and $16.7 million of restricted cash were pledged as collateral under the Fund’s credit facilities.

(2)
To mitigate fluctuations in interest rates, the Fund entered into interest rate swap and cap agreements. The interest rate swap agreements terminate on various dates and fix the London Interbank Offered Rate (“LIBOR”) component of the interest rate.

(3)
The Morgan Stanley term loan matured on August 4, 2010. This facility was terminated and paid off on January 26, 2011 with the proceeds from the 2011-1 Term Securitization, in which 6 classes of asset-backed notes were issued that  have varying maturity dates ranging  from December 2018 to December 2023. The asset-backed notes totaled $ 96.0 million and bear interest at fixed, stated rates ranging from 1.7% to 5.5%.

(4)
The Morgan Stanley/RBS facility was paid off on May 18, 2010 with the proceeds from the 2010-1 Term Securitization in which 3 classes of asset-backed notes were issued, one that matures on October 23, 2016 and two that mature on September 23, 2018, respectively. The asset-backed notes total $92.7 million and bear interest at a fixed, stated rate of 5% and were issued at an original discount of approximately $6.5 million.

(5)
The Wells Fargo and UniCredit facilities were paid off on August 17, 2010 with the proceeds from the 2010-3 Term Securitization in which 5 classes of asset-backed notes were issued, one that matures on June 20, 2016 and 4 that mature on February 20, 2022, respectively. The asset-backed notes total $171.4 million and bear interest at fixed, stated rates ranging from 3.5% to 5.5% and were issued at an original discount of approximately $3.7 million.

As of September 30, 2010, the Fund had breached certain financial covenants related to its debt facility with Morgan Stanley Those breaches were eliminated on January 26, 2011 with the payoff and termination of that facility as part of the 2011-1 Term Securitization.

Debt Repayments: Estimated annual principal payments on the Fund’s aggregate borrowings (considering the impact of the 2011-1 Term Securitization) over the next five years ended December 31, and thereafter, are as follows (in thousands):

2011	$98,211
2012	89,227
2013	58,909
2014	25,651
2015	12,143
Thereafter	12,834
$296,975

NOTE 8 – SUBORDINATED NOTES PAYABLE

LEAF Commercial Finance Fund, LLC (“LCFF”), a subsidiary LEAF Funds JV2, has $9.4 million of 8.25% secured promissory notes (the “Notes”) outstanding, which are recourse to LCFF only. The Notes have a six-year term and require interest only payments until their maturity in February 2015. The Notes are subordinated to the 2011-1 Term Securitization. LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period.

NOTE 9 – DERIVATIVE INSTRUMENTS

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps and caps. The Fund has elected not to apply hedge accounting; therefore, changes in the fair value of those derivatives are recorded directly to earnings as they occur. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporate the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of December 31, 2010, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at December 31, 2010, it could be required to settle its obligations under the agreements at their termination value of $2.8 million.

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

At December 31, 2010, the Fund had 12 interest rate swap agreements that terminate on various dates ranging from November 2011 to November 2020, and 11 interest rate cap agreements that terminate on various dates ranging from June 2011 to February 2016. The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2010 and on the consolidated statements of operations for the years ended December 31, 2010 and 2009 (in thousands):

Fair Value of Derivative Instruments

	Notional Amount		Balance Sheet Location	Fair Value
	December 31,			December 31,
	2010	2009		2010	2009
Derivatives not designated as hedging instruments:
Interest rate cap contracts	$51,099	$70,706	Derivative assets at fair value	$147	$730
Interest rate swap contracts	37,552	302,800	Derivative liabilities at fair value	(2,856)	(10,458)
	$88,651	$373,506

The Effect of Derivative Instruments on the Consolidated Statements of Operations:

			Years Ended
	Notional		December 31,
	Amount	Statement of Operations Location	2010	2009
Derivatives not designated as hedging instruments:
Interest rate cap contracts	$51,099	(Losses) gains on derivative activities	$(474)	$220
Interest rate swap contracts	37,552	(Losses) gains on derivative activities	(4,313)	2,933
	$88,651		$(4,787)	$3,153

NOTE 11 – FAIR VALUE MEASUREMENT

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

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	At Fair Value
Interest rate caps at December 31, 2010	$-	$147	$-	$147
Interest rate swaps at December 31, 2010	$-	$(2,856)	$-	$(2,856)
Interest rate caps at December 31, 2009	$-	$730	$-	$730
Interest rate swaps at December 31, 2009	$-	$(10,458)	$-	$(10,458)

NOTE 12 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,		Period Ended December 31,
	2010	2009	2008
Acquisition fees	$241	$2,965	$180
Management fees	2,932	3,945	196
Administrative expenses	3,095	2,811	145
Organization and offering expense allowance	-	1,972	1,172
Underwriting fees	-	8,449	3,950

Acquisition Fees. An affiliate of the General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Beginning August 1, 2009, the General Partner waived asset management fees.  Approximately $1.5 million of management fees were waived for the year ended December 31, 2010.  The General Partner has waived all future management fees.

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

Chadwick was paid an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold the units in the offering. Chadwick also received sales commissions of 7% of the proceeds of each unit that they sold. Chadwick did not sell any units and did not retain sales commissions through December 31, 2010.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and LEAF Financial related to acquiring and managing portfolios of equipment, management fees and reimbursed expenses.

Distributions. The General Partner owns a 1% general partner interest and 0.85% limited partner interest in the Fund. The General Partner was paid cash distributions of $80,000 and $76,000 respectively, for its general partner and limited partner interests in the Fund in 2010.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2010, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following tables sets forth information with respect to the Directors and Executive Officers of our General Partner:

Name	Age	Position
Crit S. DeMent	58	Chairman of the Board of Directors and Chief Executive Officer
Miles Herman	51	President, Chief Operating Officer, and Director
Jonathan Z. Cohen	40	Director
Jeffrey F. Brotman	47	Director
Robert K. Moskovitz	54	Chief Financial Officer
David H. English	60	Executive Vice President and Chief Investment Officer

Crit S. DeMent has been Chairman of the Board of Directors and Chief Executive Officer of LEAF Financial since November 2001. Mr. DeMent also serves as Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management since it was formed in August 2006, Chairman of the Board of Directors and Chief Executive Officer of LEAF Funding since March 2003, a Senior Vice President of Resource America since 2005 and Senior Vice President – Equipment Leasing of Resource Capital Corp. since March 2005. Beginning January 1, 2011, Mr. DeMent serves as the Chairman of the Board of Directors and Chief Executive Officer of LEAF Commercial Capital, Inc, a new LEAF formed subsidiary of LEAF Financial.  Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996. Mr. DeMent serves on the Executive Committee of the Board of Directors of the Equipment Leasing and Finance Association.

Miles Herman has been President, Chief Operating Officer, and a Director of LEAF Financial since January 2002. Mr. Herman also serves as President, Chief Operating Officer and as a Director of LEAF Asset Management since 2006. Mr. Herman has served as a director of LEAF Funding since January 2004. He was a Senior Vice President of LEAF Funding from 2004 until 2009 and an Executive Vice President from 2009 until the present. Beginning January 1, 2011, Mr. Herman serves as the Chief Operating Officer, and a Director of LEAF Commercial Capital, Inc, a new LEAF formed subsidiary of LEAF Financial.  Mr. Herman held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001, ending as Senior Vice President. From 1990 to 1998, he held various operational, marketing, program management, business development and sales positions with Tokai Financial, most recently as Director of Capital Markets. Before that, he served as Vice President, Operations and Sales at LSI Leasing Services, Inc. from 1989 to 1990, and as a manager of operations at Master Lease Corporation from 1984 to 1989. Mr. Herman holds a Bachelor of Science degree from Villanova University.

Jonathan Z. Cohen has been a Director of LEAF Financial Corporation since January 2002 and a Director of LEAF Asset Management since it was formed in August 2006. Mr. Cohen also serves, or has served, in the following positions with Resource America: a Director since 2002, President since 2003, Chief Executive Officer since 2004, Chief Operating Officer from 2002 to 2004, Executive Vice President from 2001 to 2003, and Senior Vice President from 1999 to 2001. In addition, Mr. Cohen serves as Chief Executive Officer, President and a Director of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in 2005. Mr. Cohen also serves as Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999, Vice Chairman and a Director of Atlas America, Inc. since its formation in 2000, Vice Chairman of Atlas Pipeline Holdings GP, LLC since its formation in 2006 and Vice Chairman of Atlas Energy Resources, LLC (a publicly-traded energy company) since its formation in 2006.

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

Robert K. Moskovitz has been Chief Financial Officer of LEAF Financial since February 2004, Treasurer of LEAF Financial from September 2004 until April 2009 and Assistant Secretary of LEAF Financial since June 2007. Mr. Moskovitz also serves as Chief Financial Officer and Assistant Secretary of LEAF Asset Management since it was formed in August 2006, and Chief Financial Officer and a Director of LEAF Funding since May 2004. Beginning January 1, 2011, Mr. Moskovitz serves as the Chief Financial Officer of LEAF Commercial Capital, Inc, a new LEAF formed subsidiary of LEAF Financial.  He has over twenty years of experience as the Chief Financial Officer of both publicly and privately owned companies. From 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002 he was Executive Vice President and Chief Financial Officer of ImpactRx, Inc., which provides advanced sales and marketing intelligence to pharmaceutical companies. From 1983 to 2001 Mr. Moskovitz held senior executive level financial positions with several high growth public and privately held companies. He began his professional career with Deloitte & Touché (formerly Touché Ross & Co). Mr. Moskovitz holds a B.S. degree in Business Administration from Drexel University.

David H. English has been an Executive Vice President and Chief Investment Officer of LEAF Financial since April 2003 and Assistant Secretary of LEAF Financial since June 2007. Mr. English also serves Executive Vice President and Chief Investment Officer of LEAF Asset Management since it was formed in August 2006, as President and a Director of LEAF Funding since May 2003.  Beginning January 1, 2011, Mr. English serves as the Executive Vice President and Chief Investment Officer of LEAF Commercial Capital, Inc, a new LEAF formed subsidiary of LEAF Financial.  From 1996 until joining LEAF Financial, Mr. English was the Senior Vice President-Risk Management for Citi-Capital Vendor Finance’s Technology Finance Group, and its predecessor, Fidelity Leasing, Inc., where he held a similar position. From 1991 to 1996 Mr. English held various credit and operational management positions with Tokai Financial Services, Inc., including Director of Credit for the small ticket leasing division. Mr. English served in credit management positions with the Commercial Finance Division of General Electric Capital Corporation from 1990 to 1991 and with Equitable Life Leasing Corporation from 1985 through 1990. Mr. English began his career with Household Finance Corporation in 1974. Mr. English is a 1975 graduate of the University of Pittsburgh with a B.S. degree in Mathematics.

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by Resource America, Inc. that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by a request to our General Partner at LEAF Asset Management, LLC, One Commerce Square, 2005 Market Street, 14th Floor, Philadelphia Pennsylvania 19103.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had approximately 2,748 limited partners as of December 31, 2010.

(b)
In 2008, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2010, our General Partner owned 10,753, or 0.85%, of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

(d)	Our General Partner’s name and address is LEAF Asset Management, LLC, One Commerce Square, 2005 Market Street, 14th Floor, Philadelphia, Pennsylvania 19103.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We rely on our General Partner and its affiliates to manage our operations and pay the General Partner or its affiliates fees to manage us. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,		Period Ended December 31,
	2010	2009	2008
Acquisition fees	$241	$2,965	$180
Management fees	2,932	3,945	196
Administrative expenses	3,095	2,811	145
Organization and offering expense allowance	-	1,972	1,172
Underwriting fees	-	8,449	3,950

Acquisition Fees. An affiliate of the General Partner is paid a fee for assisting us in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund  pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During our five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Beginning August 1, 2009, the General Partner waived asset management fees.  Approximately $1.5 million of management fees were waived for the year ended December 31, 2010.  The General Partner has waived all future management fees.

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

Chadwick was paid an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold the units in the offering. Chadwick also received sales commissions of 7% of the proceeds of each unit that they sold. Chadwick did not sell any units and did not retain sales commissions through December 31, 2010.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and LEAF Financial related to acquiring and managing portfolios of equipment, management fees and reimbursed expenses.

Distributions. Our General Partner owns a 1% general partner interest and 0.85% limited partner interest in us. The General Partner was paid cash distributions of $80,000 and $76,000 respectively, for its general partner and limited partner interests in us in 2010.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP for the years ended December 31, 2010, 2009 and period ended December 31, 2008 for professional services rendered were $140,000, $190,000 and $124,265, respectively.

Audit-Related Fees. We did not incur fees in 2010 for other services not included above.

Tax Fees. We did not incur fees in 2010 for other services not included above.

All Other Fees. We did not incur fees in 2010 for other services not included above.

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

10.4	Indenture by and between LEAF Commercial Finance Fund, LLC and U.S. Bank National Association (3)
10.5	Amended and Restated Limited Liability Company Agreement of LEAF Commercial Finance Fund, LLC(3)
10.6	Limited Liability Company Agreement of LEAF Funds Joint Venture 2, LLC (3)
10.7	Seventh Amendment to the Receivables Loan and Security Agreement and Waiver, dated as of July 14, 2009, with Morgan Stanley Bank, N.A., as lender and as collateral agent (5)
10.8
Eight Amendment to Receivable Loan and Security Agreement and Waiver dated December 22, 2009 among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Bank , N.A, Lyon Financial; Services, Inc, U.S. Bank National Association, Morgan Stanley Capital Services, Inc and Morgan Stanley Asset Funding Inc.(6)

10.9
Ninth Amendment to Receivable Loan and Security Agreement and Waiver dated April 21, 2010 among Resource Capital Funding II, LLC, LEAF Financial Corporation, Morgan Stanley Bank , N.A, Lyon Financial; Services, Inc, U.S. Bank National Association, Morgan Stanley Capital Services, Inc and Morgan Stanley Asset Funding Inc.(7)

10.10	Indenture between LEAF Receivables Funding 2, LLC and U.S. Bank National Association dated as of May 1, 2010 (8)
10.11	Indenture between LEAF Receivables Funding 4, LLC and U.S. Bank National Association dated as of July 4, 2010 (9)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on March 24, 2008 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to Form 8-K on May 8, 2009 and by this reference incorporated herein.
(3)	Filed previously on May 12, 2009 in Post-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 and by this reference incorporated herein.
(9)	Files previously as an exhibit to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF EQUIPMENT FINANCE FUND 4, L.P.

A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, the General Partner

March 31, 2011	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Crit S. DeMent	Chairman of the Board and Chief Executive Officer of the	March 31, 2011
Crit S. Dement	General Partner (Principal Executive Officer)

/s/ Miles Herman	President, Chief Operating Officer and Director of the	March 31, 2011
Miles Herman	General Partner

/s/ Robert K. Moskovitz	Chief Financial Officer	March 31, 2011
Robert K. Moskovitz	(Principal Accounting and Financial Officer)

/s/ Jonathan Z. Cohen	Director of the General Partner	March 31, 2011
Jonathan Z. Cohen

/s/ Jeffrey F. Brotman	Director of the General Partner	March 31, 2011
Jeffrey F. Brotman