Form 10-Q
period 2011-03-31
LEAF Equipment Finance Fund 4, L.P.
filed 2011-05-16
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

INDEX

LEAF EQUIPMENT FINANCE FUND 4, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Cash	$1,839	$394
Restricted cash	20,135	20,505
Investment in leases and loans, net	293,038	334,826
Derivative assets at fair value	—	147
Deferred financing costs, net	3,855	3,487
Other assets	243	253
Total assets	$319,110	$359,612

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$252,775	$296,975
Accounts payable, accrued expenses and other liabilities	1,205	894
Derivative liabilities at fair value	—	2,856
Due to affiliate	134	25
Subordinated notes payable	9,355	9,355
Total liabilities	263,469	310,105

Commitments and contingencies

Partners’ Capital:
General partner	(551)	(609)
Limited partners	55,535	49,642
Total LEAF 4 partners’ capital	54,984	49,033
Noncontrolling interest	657	474
Total partners’ capital	55,641	49,507
Total liabilities and partners’ capital	$319,110	$359,612

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Interest on equipment financings	$5,763	$9,952
Rental income	648	756
Gains on sales of equipment and lease dispositions, net	61	196
Gain on extinguishment of debt	13,677	—
Other	353	382
	20,502	11,286

Expenses:
Interest expense	6,746	6,202
Losses on derivative activities	126	1,971
Depreciation on operating leases	559	636
Provision for credit losses	4,549	5,932
General and administrative expenses	378	604
Administrative expenses reimbursed to affiliate	739	868
Management fees to affiliate	—	1,234
	13,097	17,447
Net income (loss)	7,405	(6,161)

Less: Net loss attributable to the noncontrolling interest	(183)	(63)
Net income (loss) attributable to LEAF 4 partners	$7,222	$(6,224)
Net income (loss) allocated to LEAF 4’s limited partners	$7,150	$(6,162)
Weighted average number of limited partner units outstanding during the period	1,259,537	1,260,131

Net income (loss) per weighted average limited partner unit	$5.68	$(4.89)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Capital
(In thousands, except unit data)
(Unaudited)
	General			LEAF 4	Non-	Total
	Partner	Limited Partners		Partners’	Controlling	Partners’	Comprehensive
	Amount	Units	Amount	Capital	Interest	Capital	Income (Loss)
Balance, at January 1, 2011	$(609)	1,259,537	$49,642	$49,033	$474	$49,507
Return of offering costs related the sale of limited partnership units	—	—	3	3	—	3
Cash distributions paid	(14)	—	(1,260)	(1,274)	—	(1,274)
Comprehensive loss:
Net income	72	—	7,150	7,222	183	7,405	$7,405
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	—	(183)
Comprehensive income attributable to LEAF 4	—	—	—	—	—	—	$7,222
Balance, March 31, 2011	$(551)	1,259,537	$55,535	$54,984	$657	$55,641

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss) attributable to LEAF 4	$7,222	$(6,224)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on extinguishment of debt	(13,677)	—
Gains on sales of equipment and lease dispositions, net	(61)	(196)
Amortization of deferred charges and discount on debt	3,918	1,844
Depreciation on operating leases	559	636
Provision for credit losses	4,549	5,932
Net loss attributable to the noncontrolling interest	183	63
Unrealized losses (gains) on derivative hedging activities	166	(661)
Changes in operating assets and liabilities, net of effect of acquisitions:
Other assets	15	79
Accounts payable, accrued expenses, other liabilities and other assets	311	(281)
Due to affiliates	107	(171)
Net cash provided by operating activities	3,292	1,021

Cash flows from investing activities:
Purchases of leases and loans	—	(6,992)
Proceeds from leases and loans	36,047	35,624
Security deposits collected, net of returns	(227)	(820)
Net cash provided by investing activities	35,820	27,812

Cash flows from financing activities:
Borrowings of debt	89,748	14,179
Repayment of debt	(121,971)	(44,732)
Decrease in restricted cash	370	3,141
(Increase) decrease in deferred financing costs	(1,665)	6
Termination of financial derivatives	(2,875)	—
Cash distributions to partners	(1,274)	(2,705)
Redemption of limited partnership units	—	(43)
Net cash used in financing activities	(37,667)	(30,154)

Increase (decrease) in cash	1,445	(1,321)
Cash, beginning of period	394	1,621
Cash, end of period	$1,839	$300

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
March 31, 2011
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

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the maturity period, the Fund expects to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2015. The Fund expects to enter its maturity period beginning in October 2014. Contractually, the Fund will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2011, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results of the Fund’s operations for the 2011 fiscal year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Reclassification

A reclassification has been made to the 2010 consolidated financial statements to conform to the 2011 presentation.  In the statements of operations, renewal income of approximately $20,000 for the three months ended March 31, 2010, that was previously included in “Interest on Equipment Financings” has been reclassified to “Other Revenues.”

Investments in Commercial Finance Assets

The Fund’s investments in commercial finance assets consist of direct financing leases, operating leases, loans and future payment card receivables.

INDEX

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three months ended March 31, 2011 and March 31, 2010.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases, loans and future payment card receivables) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, the account is then referred to our internal recovery group consisting of a team of collectors. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

Income is not recognized on leases and loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. For future payment card receivables, the Fund discontinues revenue recognition when no payments have been received for 60 days. In addition, if the amount and timing of the future cash collections are not reasonably estimable, the Fund accounts for the future credit card receivable on the cost recovery method. Under the cost recovery method of accounting, no income is recognized until the basis of the future payment card receivable has been fully recovered. The amount of future payment card receivables on non-accrual totaled $294,000 and $313,000 as of March 31, 2011 and December 31, 2010, respectively. The allowance for credit losses related to future payment card receivables on non-accrual was $6,000 and $31,000 as of March 31, 2011 and, December 31, 2010, respectively. At March 31, 2011, the Fund determined that the amount and timing of future cash collections on the remaining $294,000 of credit card payment receivables was not reasonably estimable. Accordingly, the Fund will recognize revenue on these receivables using the cost recovery method. Fees from delinquent payments are recognized when received and are included in other income.

INDEX

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The Financial Accounting Standards Board (“FASB”) has issued the following guidance that is not yet effective for the Fund as of March 31, 2011:

Troubled Debt Restructurings - In 2010, the FASB issued guidance that required the disclosure of more detailed information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses.  In January 2011, the FASB deferred the effective date of these disclosures.  In April 2011, the FASB issued additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in the April issuance also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. This guidance is not expected to have a material impact on the Fund’s consolidated financial statements, results of operations or cash flows.

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cash paid for:
Interest	$2,721	$7,125

Non-cash investing activities:
Increase in participation in loans	$—	$349

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Direct financing leases (1)	$96,030	$108,406
Loans (2)	204,161	231,953
Operating leases	3,407	4,008
Future payment card receivables	294	313
	303,892	344,680
Allowance for credit losses	(10,854)	(9,854)
	$293,038	$334,826

(1)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 96 months.
(2)	The interest rates on loans generally range from 7% to 14%.

INDEX

The components of direct financing leases and loans, net, are as follows (in thousands):

	March 31,		December 31,
	2011		2010
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$103,181	$233,496	$117,370	$266,679
Unearned income	(9,489)	(24,539)	(11,228)	(29,713)
Residuals, net of unearned residual income (1)	3,604	—	3,578	—
Security deposits	(1,266)	(4,796)	(1,314)	(5,013)
	$96,030	$204,161	$108,406	$231,953

(1)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Equipment	$8,470	$8,549
Accumulated depreciation	(5,063)	(4,541)
	$3,407	$4,008

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The disclosures in this footnote follow new guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $10.9 million) as of March 31, 2011 (in thousands):
	Investment in leases
Age of receivable	and loans	%
Current	$282,801	93.1%
Delinquent:
31 to 91 days past due	5,470	1.8%
Greater than 91 days (a)	15,621	5.1%
	$303,892	100.0%

(a) Balances in this age category are collectivelly evaluated for impairment.

The Fund had $15.6 million and $13.9 million of leases and loans on nonaccrual status as of March 31, 2011 and December 31, 2010, respectively.  The credit quality of the Fund’s investment in leases and loans as of March 31, 2011 is as follows (in thousands):

Performing	$288,271
Nonperforming	15,621
$303,892

INDEX

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2011	2010
Allowance for credit losses, beginning of year	$9,854	$15,634
Provision for credit losses	4,549	5,932
Charge-offs	(3,808)	(7,743)
Recoveries	259	97
Allowance for credit losses end of period (a)	$10,854	$13,920

(a) End of period balances were collectively evaluated for impairment.

NOTE 6 – DEFERRED FINANCING COSTS

As of March 31, 2011 and December 31, 2010, deferred financing costs include $3.9 and $3.5 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of March 31, 2011 and December 31, 2010 was $1.4 million, and $1.8 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending March 31, and thereafter, is as follows (in thousands):

2011	$1,663
2012	1,042
2013	603
2014	370
2015	101
Thereafter	76
$3,855

NOTE 7 –DEBT

The Fund’s debt consists of the following (in thousands):

	March 31, 2011				December 31,
			Outstanding	Interest rate per	2010 Outstanding
	Type	Maturity Date	Balance (1)	annum	Balance

				One month
Morgan Stanley	Term	(2)	$—	LIBOR + 3.%	$101,855

2011-1 Term Securitization	Term	(2)	82,581	1.7% to 5.5%	—

2010-1 Term Securitization	Term	(3)	45,673	5.00%	54,638

2010-3 Term Securitization	Term	(4)	124,521	3.5% to 5.5%	140,482
			$252,775		$296,975

(1)
Collateralized by specific leases and loans and related equipment. As of March 31, 2011, $262.0 million of leases and loans and $18.7 million of restricted cash were pledged as collateral under the Fund’s term securitizations.

(2)
The Morgan Stanley term loan matured on August 4, 2010. Subject to negotiations between Morgan Stanley and the Fund, the facility was terminated and paid off at a discount  on January 26, 2011 with the proceeds from the 2011-1 Term Securitization, in which 6 classes of asset-backed notes were issued that have varying maturity dates ranging from December 2018 to December 2023. The asset-backed notes totaled $ 96.0 million and bear interest at fixed, stated rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $6.2 million.  As a result of the securitization and cancellation of the term loan, the Fund recognized a gain on extinguishment of debt of approximately $13.7 million.

INDEX

(3)
On May 18 2010, a previous lender was paid- off with the proceeds from the 2010-1 Term Securitization in which 3 classes of asset-backed notes were issued, one that matures on October 23, 2016 and two that mature on September 23, 2018, respectively. The asset-backed notes total $92.7 million and bear interest at a fixed, stated rate of 5% and were issued at an original discount of approximately $6.5 million.

(4)
On August 17, 2010, two previous lenders were paid- off with the proceeds from the 2010-3 Term Securitization in which 5 classes of asset-backed notes were issued, one that matures on June 20, 2016 and 4 that mature on February 20, 2022, respectively. The asset-backed notes total $171.4 million and bear interest at fixed, stated rates ranging from 3.5% to 5.5% and were issued at an original discount of approximately $3.7 million.

Debt Repayments: Estimated annual principal payments on the Fund’s aggregate borrowingsover the next five years ended March 31, and thereafter, are as follows (in thousands):

2012	$89,342
2013	77,145
2014	48,495
2015	20,029
2016	8,548
Thereafter	9,216
$252,775

NOTE 8 – SUBORDINATED NOTES PAYABLE

LEAF Commercial Finance Fund, LLC (“LCFF”), a subsidiary of the Fund, has $9.4 million of 8.25% secured promissory notes (the “Notes”) outstanding, which are recourse to LCFF only. The Notes were issued to private investors and require interest only payments until their maturity in February 2015. The Notes are subordinated to the 2011-1 Term Securitization. LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period.

NOTE 9 – DERIVATIVE INSTRUMENTS

Since the completion of 2011-1 Term Securitization, all of the Fund’s debt is on a fixed-rate basis generally mitigating the Fund’s exposure to floating-rate interest rate risk.  Accordingly, the Fund no longer purchases or owns derivative instruments.

NOTE 10 – FAIR VALUE MEASUREMENT

For cash, receivables and payables, the carrying amounts approximate fair values because of the short term maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates.

It is not practicable for the Fund to estimate the fair value of the Fund’s leases and loans. They are comprised of a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer’s views of economic and industry conditions, the Fund’s and the buyer’s tax considerations, and other factors.

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

As discussed in Note 9, the Fund no longer has a need to employ a hedging strategy as all of its debt is on a fixed- rate basis.  Historically the Fund’s vehicles to manage interest rate risk such as interest rate caps or interest rate swaps were the Fund’s only assets or liabilities measured at fair value on a recurring basis.

INDEX

NOTE 11 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended March 31,
	2011	2010
Acquisition fees	$—	$139
Management fees	—	1,234
Administrative expenses	739	868

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

Due to Affiliate. Due to affiliates includes amounts due to the General Partner and LEAF Financial related to acquiring and managing portfolios of equipment, management fees and reimbursed expenses.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

INDEX

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

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF Financial”), an affiliate of our General Partner and a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We also invest in equipment, leases and secured loans through joint venture arrangements with our General Partner’s affiliated investment programs. We finance business essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

• 500 or fewer employees;

• $1.0 billion or less in total assets; or

• $100.0 million or less in total annual sales.

Our principal objective is to generate regular cash distributions to our limited partners.

INDEX

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

Banks became reluctant to lend, and when they did it became more expensive to borrow.  This happened very quickly and severely.  Shortly after our launch, we were able to obtain a new credit facility and we were hopeful that we would be able to continue to do so.  However, availability and terms got much worse.  Interest rates increased; fees were imposed and/or increased; the lengths of extensions were shortened and the amount that lenders would advance as a percentage of the leases being financed was significantly decreased.

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

INDEX

General Economic Overview

The overall U.S. economic outlook remains unsettled.  In particular the small to medium sized business community has not fared as well as the larger businesses with respect to the economic recovery.  This is significant as our portfolio is composed primarily of equipment leases and loans to the small to medium size business community, and as stated the small to medium size business community is trailing behind other business segments in the economic recovery.  In fact, as reported by the U.S. Chamber of Commerce in its Small business Outlook Survey – April 2011, “The small business climate has deteriorated.  Small business owners almost universally agree – by a 73% to 17% margin – that the climate of the last two years has hindered their growth.” This decline in business performance and expectations is also seen in several other widely followed indicators of economic performance.

●
The U.S. housing market, historically a significant contributor to economic growth and wealth, continues to be depressed.  On April 26, 2011 the S&P/Case-Shiller Home Price Report for February  2011 was released and reported that single family home prices fell for an eighth consecutive month.  The report went on to state “Recent data on existing-home sales, housing starts, foreclosure activity and employment confirm we are still in a slow recovery.”

●
The National Association of Credit Managers reported that the manufacturing and Services Index Levels for March 2011 declined. “There were sharp declines in sales, new credit applications, dollar collections and the amount of credit extended. . .”

●
The Institute of Supply Management reports that its non-manufacturing index declined in March 2011 as compared to February 2011. Similarly the Institute of Supply Management’s manufacturing index declined in March 2011 as compared to February 2011. Significantly both indices reported declines in new orders.

●
The MLFI-25 Monthly Leasing and Finance Index published by the Equipment Lease and Finance Association reported increases in both delinquencies and charge-offs in March 2011 as compared to February 2011.

These various national economic trends have an impact on the businesses that have financings with us, and while the economy remains in an unsettled state, periodic swings in our portfolio performance may be expected.

INDEX

Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	March 31,	December 31,
	2011	2010
Investment in leases and loans, net	$293,038	$334,826

Number of contracts	12,500	12,900
Number of individual end users (a)	11,100	12,500
Average original equipment cost	$60.8	$60.9
Average initial lease term (in months)	57	57
Average remaining lease term (in months)	24	27

States accounting for more than 10% of lease and loan portfolio:
California	14%	14%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical equipment	23%	23%
Industrial equipment	21%	21%
Restaurant equipment	11%	11%
Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	46%	46%
Retail trade	18%	18%
Finance/Insurance/Real Estate	13%	13%

(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No other individual end user or single piece of equipment accounted for more than 10% of our portfolio based on the origination amount.

We utilize debt, in addition to our equity, to fund the acquisitions of lease and loan portfolios. Our leases and loans are generally assigned as collateral for borrowings as discussed in the “Liquidity and Capital Resources” section below. As of March 31, 2011 and 2010, our outstanding debt was $253.0 million and $396.0 million, respectively.

INDEX

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

	As of and for the
	Three Months Ended March 31,
			Change
	2011	2010	$	%

Investment in leases and loans before allowance for credit losses	$303,892	$479,443	$(175,551)	(37)%
Less: allowance for credit losses	10,854	13,920	(3,066)	(22)%
Investment in leases and loans, net	$293,038	$465,523	$(172,485)	(37)%
Weighted average investment in direct financing leases and loans before allowance for credit losses	$141,590	$328,991	$(187,401)	(57)%
Non-performing assets	$15,621	$10,944	$4,677	43%
Charge-offs, net of recoveries	$3,549	$7,646	$(4,097)	—
As a percentage of finance receivables:
Allowance for credit losses	3.57%	2.90%
Non-performing assets	5.14%	2.28%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	2.51%	2.32%

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

 We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers. The increase in delinquencies, as well as recent economic trends has caused us to conclude that an allowance for credit losses of $10.9 million is necessary at March 31, 2011.

Our net charge-offs decreased in the 2011 period compared to the 2010 period due to the aging of our portfolio of leases and loans as well as the recent economic recession as discussed above.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2010 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through March 31, 2011.

INDEX

Results of Operations

Our investments in commercial finance assets declined to $292.8 million as of March 31, 2011 as compared to $334.8 million as of December 31, 2010.  As economy recovers, we hope to pursue additional financings to be utilized to acquire additional commercial finance assets.  Our General Partner expects revenue derived from these additional leases and loans to exceed the interest expense incurred by the debt incurred to obtain these financings.

Three months ended March 31, 2011 compared to three months ended March 31, 2010

The following summarizes our results of operations for the three months ended March 31, 2011 and 2010 (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$5,763	$9,952	$(4,189)	(42)%
Rental income	648	756	(108)	(14)%
Gains on sales of equipment and lease dispositions, net	61	196	(135)	—
Gain on extinguishment of debt	13,677	—	13,677	—
Other	353	382	(29)	(8)%
	20,502	11,286	9,216	82%

Expenses:
Interest expense	6,746	6,202	544	9%
Losses on derivative activities	126	1,971	(1,845)	—
Depreciation on operating leases	559	636	(77)	(12)%
Provision for credit losses	4,549	5,932	(1,383)	(23)%
General and administrative expenses	378	604	(226)	(37)%
Administrative expenses reimbursed to affiliate	739	868	(129)	(15)%
Management fees to affiliate	—	1,234	(1,234)	—
	13,097	17,447	(4,350)	(25)%
Loss before equity in losses of affiliate	7,405	(6,161)	13,566
Equity in losses of affiliate	—	—	—
Net income (loss)	7,405	(6,161)	13,566
Less: Net income (loss) attributable to the noncontrolling interest	(183)	(63)	(120)
Net income (loss) attributable to LEAF 4 partners	$7,222	$(6,224)	$13,446
Net income (loss) allocated to LEAF 4’s limited partners	$7,150	$(6,162)	$13,312

The overall increase in total revenues was entirely attributable to a non-recurring gain on the extinguishment of debt of $13.7 million related to the payoff and termination of our Morgan Stanley facility. This gain increased limited partner earnings per unit in the quarter ended March 31, 2011 by $10.86.

The increase in revenues of $13.7 million caused by the gain noted above was partially offset primarily by:

•
A decrease in interest on equipment financings of $4.2 million. Our weighted average net investment in financing assets decreased to $141.6 million for the period ended March 31, 2011 as compared to $329.0 million for the period ended March 31, 2010, a decrease of $187.4 million (57%).

INDEX

The decrease in total expenses was a primarily a result of the following:

•	A decrease in our provision for credit losses principally due to a decrease of our equipment financing portfolio.

•
Losses on derivative hedging activities include cash payments or receipts relating to our hedging activities and the changes in the fair value of our derivative financial instruments. For the three months ended March 31, 2011, the change in fair value resulted in a non-cash gain of $126,000.  Since the completion of 2011-1 Term Securitization, all of our debt is on a fixed-rate basis generally mitigating our exposure to floating-rate interest rate risk.  Accordingly, we longer own any derivative instruments.

•	A decrease in our management fees as beginning August 1, 2010, our General Partner waived its asset management fees.. The General Partner has waived all future management fees.

The decrease in total expenses was a partially offset by an increase in interest expense due to the 2011-1 Term Securitization (See “Liquidity and Capital Resources” section that follows) that triggered the charge-off of $800,000 of deferred financing costs as a result of paying off the Morgan Stanley facility.   Average borrowings for the three months ended March 31, 2011and 2010 were $277.6 million and $414.3 million, respectively, at an effective interest rate of 9.7% and 8.5%, respectively.

•

The net income per limited partner unit, after the net income allocated to our General Partner, for quarter ended March 31, 2011 was $5.68. The loss for the per limited partner units for the first quarter of 2010 was ($4.89).

Liquidity and Capital Resources

Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans and distributions to partners. During the life of the partnership, we depend upon cash generated from operations, and the excess cash derived from the collection of lease payments after debt service to meet our liquidity needs.

Our ongoing liquidity is affected by our ability to leverage our portfolio through the use of debt facilities. Our ability to obtain or refinance debt financing to execute our investment strategies had been impacted by the tightening of the credit markets. Specifically, we rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. If we are unable to obtain or refinance debt that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced. As a result, our cash flows available for future distributions to our partners would be reduced.

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

INDEX

The following table sets forth our sources and uses of cash for the period indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$3,292	$1,021
Net cash provided by investing activities	35,820	27,812
Net cash used in financing activities	(37,667)	(30,154)
Increase (decrease) increase in cash	$1,445	$(1,321)

Partner’s distributions paid for the three months ended March 31, 2011 and March 31, 2010 were $1.3 million and $2.7 million, respectively. Historically, distributions to limited partners were paid at a rate of 8.5% per annum of invested capital but were lowered to 4.0% since the August 2010 distribution. Cumulative partner distributions paid from our inception to March 31, 2011 were approximately $16.3 million.

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

Beginning August 1, 2010, our General Partner waived its asset management fees. Accordingly, $1.5 million of management fees were waived for the year ended December 31, 2010 and $900,000 of management fees were waived for the three months ended March 31, 2011. The General Partner has waived all future management fees.  The cash savings on management fees and distributions is expected to be used to pay down our liabilities.

Cash increased by $1.4 million primarily due to the gain on extinguishment of debt of $ 13.7 million and net proceeds from commercial finance assets of $35.8 million offset by net debt repayments of $32.2 million and distributions to partners of $1.3 million.

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of March 31, 2011 were as follows (in thousands):

			Amount	Amount of
	Type	Maturity	Outstanding	Collateral (1)
2011-1 Term Securitization	Term	(2)	$82,581	$89,181
2010-1 Term Securitization	Term	(3)	45,673	52,153
2010-3 Term Securitization	Term	(4)	124,521	139,341
			$252,775	$280,675

(1)	Recourse under these facilities is limited to the amount of collateral pledged.

(2)
The Morgan Stanley term loan matured on August 4, 2010. Subject to negotiations between Morgan Stanley and the Fund, the facility was terminated and paid off at a discount on January 26, 2011 with the proceeds from the 2011-1 Term Securitization, in which 6 classes of asset-backed notes were issued that have varying maturity dates ranging from December 2018 to December 2023. The asset-backed notes totaled $ 96.0 million and bear interest at fixed, stated rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $6.2 million.  As a result of the securitization and cancellation of the term loan, the Fund recognized a gain on extinguishment of debt of approximately $13.7 million.

(3)
On May 18, 2010, a previous lender was paid -off with the proceeds from the 2010-1 Term Securitization in which 3 classes of asset-backed notes were issued that mature on October 23, 2016 and September 23, 2018, respectively. The asset-backed notes totaled $92.7 million and bear interest at a fixed, stated rate of 5% and were issued at an original issue discount of approximately $6.5 million.

(4)
On August 17, 2010, two previous lenders were paid- off with the proceeds from the 2010-3 Term Securitization in which 5 classes of asset-backed notes were issued that mature on June 20, 2016 and February 20, 2022, respectively. The asset-backed notes total $171.4 million and bear interest at fixed, stated rates ranging from 3.5% to 5.5 % and were issued at an original issue discount of approximately $3.7 million.

INDEX

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March  31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III- OTHER INFORMATIOJN

ITEM 6 – EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Limited Partnership (1)
3.2	Amended and Restated Agreement of Limited Partnership (2)
4.1	Forms of letters sent to limited partners confirming their investment (1)
10.1	Form of Origination and Servicing Agreement Among LEAF Financial Corporation, LEAF Equipment Finance Fund 4, LP and LEAF Funding, Inc. (1)
10.2	Indenture by and between LEAF Commercial Finance Fund, LLC and U.S. Bank National Association (3)
10.3	Amended and Restated Limited Liability Company Agreement of LEAF Commercial Finance Fund, LLC(3)
10.4	Limited Liability Company Agreement of LEAF Funds Joint Venture 2, LLC (3)
10.5	Indenture between LEAF Receivables Funding 2, LLC and U.S. Bank National Association dated as of May 1, 2010 (4)
10.6	Indenture between LEAF Receivables Funding 4, LLC and U.S. Bank National Association dated as of July 4, 2010 (5)
10.7	Indenture between LEAF Receivables Funding 6, LLC and U.S. Bank National Association dated as of January 6, 2011
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INDEX

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on March 24, 2008 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to Form 8-K on May 8, 2009 and by this reference incorporated herein.
(3)	Filed previously on May 12, 2009 in Post-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 and by this reference incorporated herein.
(5)	Files previously as an exhibit to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 and by this reference incorporated herein.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF EQUIPMENT FINANCE FUND 4, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, the General Partner

May 16, 2011	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chairman and Chief Executive Officer

May 16, 2011	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer