Form 10-Q
period 2011-06-30
LEAF Equipment Finance Fund 4, L.P.
filed 2011-08-09
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Cash	$1,027	$394
Restricted cash	17,933	20,505
Investment in leases and loans, net	251,392	334,826
Derivative assets at fair value	-	147
Deferred financing costs, net	3,371	3,487
Other assets	259	253
Total assets	$273,982	$359,612

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$214,197	$296,975
Accounts payable, accrued expenses and other liabilities	1,206	894
Derivative liabilities at fair value	-	2,856
Due to affiliate	-	25
Subordinated notes payable	9,355	9,355
Total liabilities	224,758	310,105

Commitments and contingencies

Partners’ Capital:
General partner	(614)	(609)
Limited partners	49,315	49,642
Total LEAF 4 partners' capital	48,701	49,033
Noncontrolling interest	523	474
Total partners’ capital	49,224	49,507
Total liabilities and partners' capital	$273,982	$359,612

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Interest on equipment financings	$4,814	$9,144	$10,661	$19,096
Rental income	713	733	1,360	1,489
Gains on sales of equipment and lease dispositions, net	852	146	913	342
Gain on extinguishment of debt	-	-	13,677	-
Other income	284	390	554	772
	6,663	10,413	27,165	21,699

Expenses:
Interest expense	5,466	5,952	12,212	12,154
Losses on derivative activities	-	1,804	126	3,775
Depreciation on operating leases	534	614	1,093	1,250
Provision for credit losses	4,655	6,712	9,204	12,644
General and administrative expenses	519	401	897	1,005
Administrative expenses reimbursed to affiliate	634	892	1,374	1,760
Management fees to affiliate	-	1,155	-	2,389
	11,808	17,530	24,906	34,977
Net income (loss)	(5,145)	(7,117)	2,259	(13,278)
Less: Net loss (income) attributable to the noncontrolling interest	134	107	(49)	44
Net income (loss) attributable to LEAF 4 partners	$(5,011)	$(7,010)	$2,210	$(13,234)
Net income (loss) allocated to LEAF 4's limited partners	$(4,961)	$(6,940)	$2,188	$(13,102)
Weighted average number of limited partner units outstanding during the period	1,259,537	1,259,864	1,259,537	1,259,997

Net income (loss) per weighted average limited partner unit	$(3.94)	$(5.51)	$1.74	$(10.40)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Capital
(In thousands, except unit data)
(Unaudited)

	General			LEAF 4	Non-	Total
	Partner	Limited Partners		Partners’	Controlling	Partners'	Comprehensive
	Amount	Units	Amount	Capital	Interest	Capital	Income (Loss)
Balance, at January 1, 2011	$(609)	1,259,537	$49,642	$49,033	$474	$49,507
Return of offering costs related to the sale of limited partnership units	-	-	4	4	-	4
Cash distributions paid	(27)	-	(2,519)	(2,546)	-	(2,546)
Comprehensive loss:
Net income	22	-	2,188	2,210	49	2,259	$2,259
Comprehensive loss attributable to noncontrolling interest	-	-	-	-	-	-	(49)
Comprehensive income attributable to LEAF 4	-	-	-	-	-	-	$2,210
Balance, June 30, 2011	$(614)	1,259,537	$49,315	$48,701	$523	$49,224

The accompanying notes are an integral part of this consolidated financial statement.

INDEX

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss) attributable to LEAF 4 partners	$2,210	$(13,234)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on Extinguishment of Debt	(13,677)	-
Gains on sales of equipment and lease dispositions, net	(913)	(342)
Amortization of deferred charges and discount on debt	6,942	3,932
Depreciation on operating leases	1,093	1,250
Provision for credit losses	9,204	12,644
Net income (loss) attributable to the noncontrolling interest	49	(44)
Losses (gains) on derivative hedging activities	166	(591)
Changes in operating assets and liabilities:
Other assets	(6)	74
Accounts payable, accrued expenses, other liabilities and other assets	312	(427)
Due to affiliates	(21)	857
Net cash provided by operating activities	5,359	4,119

Cash flows from investing activities:
Purchases of leases and loans	-	(12,150)
Proceeds from leases and loans	73,369	75,598
Security deposits returned, net of collections	(1,043)	(2,157)
Net cash provided by investing activities	72,326	61,291

Cash flows from financing activities:
Borrowings of debt	89,748	104,917
Repayment of debt	(162,286)	(167,806)
Decrease in restricted cash	2,572	4,662
Increase in deferred financing costs	(1,665)	(635)
Termination of financial derivatives	(2,875)	(1,839)
Cash distributions to partners	(2,546)	(5,409)
Redemption of limited partnership units	-	(42)
Net cash used in financing activities	(77,052)	(66,152)

Increase (decrease) in cash	633	(742)
Cash, beginning of period	394	1,621
Cash, end of period	$1,027	$879

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
June 30, 2011
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries, LEAF Receivables Funding 4, LLC and LEAF 4A SPE, LLC. The consolidated financial statements also include LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”), Resource Capital Funding, LLC (“RCF”), and LEAF Funding, LLC (“LEAF Funds JV1”) in which the Fund maintains a 98%, 100%, and 96% interest, respectively. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2011, and the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results of the Fund’s operations for the 2011 fiscal year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

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

INDEX

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

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the General Partner’s history with regard to the realization of residuals, available industry data and the General Partner’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during each of the six month periods ended June 30, 2011 and June 30, 2010.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases, loans and future payment card receivables) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, the account is then referred to our internal recovery group consisting of a team of collectors. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

Income is not recognized on leases and loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income.

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The Financial Accounting Standards Board (“FASB”) has issued the following guidance that is not yet effective for the Fund as of June 30, 2011:

Troubled Debt Restructurings - In 2010, the FASB issued guidance that required the disclosure of more detailed information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses.  In January 2011, the FASB deferred the effective date of these disclosures.  In April 2011, the FASB issued additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in the April issuance also ends the FASB’s deferral of certain additional disclosures about troubled debt restructurings.  This guidance is not expected to have a material impact on the Fund’s consolidated financial statements, results of operations or cash flows.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.

INDEX

            Comprehensive Income - In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance will become effective for the Fund beginning January 1, 2012.  The Fund is currently evaluating the impact this amendment will have, if any, on its financial statements.

        Fair Value Measurements - In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance will become effective for the Fund beginning January 1, 2012.  The Fund is currently evaluating the impact this amendment will have, if any, on its financial statements.

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash paid for:
Interest	$2,480	$5,973	$5,201	$13,098

Non-cash investing activities:
Increase in participation in loans	$-	$4,121	$-	$4,121

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Direct financing leases (1)	$80,771	$108,406
Loans (2)	174,081	231,953
Operating leases	2,773	4,008
Future payment card receivables	277	313
	257,902	344,680
Allowance for credit losses	(6,510)	(9,854)
	$251,392	$334,826

(1)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 96 months.
(2)	The interest rates on loans generally range from 7% to 14%.

The components of direct financing leases and loans, net, are as follows (in thousands):

INDEX

	June 30,		December 31,
	2011		2010
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$85,422	$197,370	$117,370	$266,679
Unearned income	(7,078)	(19,084)	(11,228)	(29,713)
Residuals, net of unearned residual income (1)	3,629	-	3,578	-
Security deposits	(1,202)	(4,205)	(1,314)	(5,013)
	$80,771	$174,081	$108,406	$231,953

(1)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Equipment	$8,161	$8,549
Accumulated depreciation	(5,388)	(4,541)
	$2,773	$4,008

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The disclosures in this footnote follow new guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $6.5 million and $9.9 million) as of June 30, 2011 and December 31, 2010, respectively (in thousands):

	June 30, 2011		December 31, 2010
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$245,695	95.3%	$298,521	86.6%
Delinquent:
31 to 91 days past due	2,155	0.8%	32,276	9.4%
Greater than 91 days (a)	10,052	3.9%	13,883	4.0%
	$257,902	100.0%	$344,680	100.0%

(a) Balances in this age category are collectivelly evaluated for impairment.

The Fund had $10.1 million and $13.9 million of leases and loans on nonaccrual status as of June 30, 2011 and December 31, 2010, respectively.  The credit quality of the Fund’s investment in leases and loans as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30,	December 31,
	2011	2010
Performing	$247,850	$330,797
Nonperforming	10,052	13,883
	$257,902	$344,680

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

INDEX

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Allowance for credit losses, beginning of year	$10,854	$13,920	$9,854	$15,634
Provision for credit losses	4,655	6,712	9,204	12,644
Charge-offs	(9,565)	(7,138)	(13,373)	(14,881)
Recoveries	566	246	825	343
Allowance for credit losses end of period (1)	$6,510	$13,740	$6,510	$13,740

(1) End of period balances were collectively evaluated for impairment.

NOTE 6 – DEFERRED FINANCING COSTS

As of June 30, 2011 and December 31, 2010, deferred financing costs include $3.4 and $3.5 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of June 30, 2011 and December 31, 2010 was $1.8 million, and $1.8 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending June 30, and thereafter, is as follows (in thousands):

June 30, 2012	$1,491
June 30, 2013	915
June 30, 2014	528
June 30, 2015	292
June 30, 2016	83
Thereafter	62
$3,371

NOTE 7 –DEBT

The Fund’s debt consists of the following (in thousands):

					December 31,
	June 30, 2011				2010
			Outstanding	Interest rate per	Outstanding
	Type	Maturity Date	Balance (1)	annum	Balance

Morgan Stanley	Term	(2)	$-	One month LIBOR + 3.0%	$101,855
2011-1 Term Securitization	Term	(2)	72,322	1.7% to 5.5%	-
2010-1 Term Securitization	Term	(3)	34,588	5.00%	54,638
2010-3 Term Securitization	Term	(4)	107,287	3.5% to 5.5%	140,482
			$214,197		$296,975

(1)
Collateralized by specific leases and loans and restricted cash. As of June 30, 2011, $222.7 million of leases and loans and $15.8 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

(2)
The Morgan Stanley term loan matured on August 4, 2010.  This loan was terminated and paid off at a discount on January 26, 2011 with the proceeds from the 2011-1 Term Securitization, in which 6 classes of asset-backed notes were issued that  have varying maturity dates ranging  from December 2018 to December 2023. The asset-backed notes totaled $96.0 million and bear interest at fixed, stated rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $6.2 million.  As a result of the securitization and cancellation of the term loan, the Fund recognized a gain on extinguishment of debt of $13.7 million.

INDEX

(3)
On May 18, 2010, a previous lender was paid-off with the proceeds from the 2010-1 Term Securitization in which 3 classes of asset-backed notes were issued, one that matures on October 23, 2016 and two that mature on September 23, 2018, respectively. The asset-backed notes total $92.7 million and bear interest at a fixed, stated rate of 5% and were issued at an original discount of $6.5 million.

(4)
On August 17, 2010, two previous lenders were paid-off with the proceeds from the 2010-3 Term Securitization in which 5 classes of asset-backed notes were issued, one that matures on June 20, 2016 and 4 that mature on February 20, 2022, respectively. The asset-backed notes total $171.4 million and bear interest at fixed, stated rates ranging from 3.5% to 5.5% and were issued at an original discount of $3.7 million.

Debt Repayments:  Excluding $10.0  million of  remaining unamortized discount on the term securitizations, estimated annual principal payments on the Fund’s aggregate borrowings over the next five years ended June 30, and thereafter, are as follows (in thousands):

June 30, 2012	$89,149
June 30, 2013	68,657
June 30, 2014	37,041
June 30, 2015	15,492
June 30, 2016	7,266
Thereafter	6,627
$224,232

NOTE 8 – SUBORDINATED NOTES PAYABLE

LEAF Commercial Finance Fund, LLC (“LCFF”), a subsidiary of LEAF Funds JV2, has $9.4 million of its 8.25% secured subordinated promissory notes (the “Notes”) outstanding, which are recourse to LCFF only. The Notes were issued to private investors and require interest only payments until their maturity in February 2015. LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period.

NOTE 9 – DERIVATIVE INSTRUMENTS

Since the completion of the 2011-1 Term Securitization, all of the Fund’s debt is on a fixed-rate basis which generally mitigates the Fund’s exposure to floating-rate interest rate risk on its borrowings.  Accordingly, the Fund no longer purchases or owns derivative instruments.

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

INDEX

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

NOTE 11 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Acquisition fees	$-	$102	$-	$241
Management fees	-	1,155	-	2,389
Administrative expenses	634	892	1,374	1,760

Acquisition Fees. An affiliate of the General Partner is entitled to receive a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is entitled to receive a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Beginning August 1, 2010, the General Partner waived its asset management fees.  The General Partner has also waived all of its future management fees.

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

INDEX

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in other documents filed with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF Financial”), an affiliate of our General Partner and a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We also invest in equipment, leases and secured loans through joint venture arrangements with our General Partner’s affiliated investment programs. We finance business essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1.0 billion or less in total assets;

•	Or 100.0 million or less in total annual sales.

Our principal objective is to generate regular cash distributions to our limited partners.

Submission of Matters to a Vote of Security Holders

On June 8, 2011 we commenced a solicitation of our limited partners seeking their consent to amend the limited partnership agreement, as discussed below.  Voting on the amendment is currently scheduled to close on October 3, 2011.   A majority of the limited partner units outstanding are required to vote in favor of the proposed amendment to enact the proposed changes.  Below is a further detailed explanation of the proposed changes.

INDEX

Section 11.1(b) of our Amended and Restated Agreement of Limited Partnership (the “Limited Partnership Agreement”) provides for a period of five years (the “Reinvestment Period”) following the Final Closing Date (as such term is defined in the Limited Partnership Agreement), which was the final date of our offering period, during which we were permitted to reinvest Distributable Cash (defined below) in excess of the limited partners’ Unpaid Cumulative Return (defined below) in equipment, equipment leases and loans.  The Reinvestment Period terminates in October of 2014.  The Limited Partnership Agreement defines “Distributable Cash” generally as our gross revenue without deduction for depreciation, but after deducting cash funds used to pay all expenses, debt service, capital improvements and replacements, and less amounts allocated to reserves by our General Partner and plus amounts released from reserves by our General Partner.  The Limited Partnership Agreement defines “Unpaid Cumulative Return” as the amount of the limited partner’s Cumulative Return, reduced by aggregate distributions made to such limited partner, and defines “Cumulative Return” as an amount equal to an 8.5% annual cumulative return on the limited partner’s Adjusted Capital Contribution.  A limited partner’s “Adjusted Capital Contribution” is the aggregate initial purchase price paid for a limited partner’s units of limited partnership interest, reduced by all distributions theretofore made to a limited partner in excess of the Cumulative Return.

Section 11.1(b) was designed to enable us to maintain our portfolio of equipment leases and loans, and our distributions to limited partners, by replacing equipment leases and loans being paid down or paying off with new equipment leases and loans.  However our ability to generate sufficient cash flow to maintain our portfolio has been adversely affected by two principal trends:

•
As a result of the recession in the United States, we have experienced increased levels of default in our leases and loans.  This impacts us because when a lease or loan defaults, we do not receive the payments we anticipated, yet we still owe our financing sources the amounts we borrowed to make such lease or loan.  Additionally, the losses reduce our future revenues and thus reduce cash available for future reinvestment and distribution.

•
As a result of conditions in the credit markets, the lenders under our debt facilities have increased interest rates and loan fees, thereby increasing the cost of our financing.  The lenders also reduced the loan-to-value ratio (the ratio of the amount of financing to the value of the assets being financed) upon which they are willing to make loans thereby causing reductions in the size of our lease portfolio.  The lenders took these actions not only on future loans, but also in certain instances on loans that were already outstanding.  This required additional payments to such lenders, which reduced the amount of our revenue producing assets and further decreased cash available for future reinvestment and distribution.

As a result of the foregoing, we incurred net losses of $22.6 million and $22.1 million for the years ended December 31, 2009 and 2010, respectively, and a net loss of $7.2 million for the three months ended March 31, 2011.  Accordingly, we reduced distributions to limited partners from 8.5% annual cumulative return on each limited partner’s Adjusted Capital Contribution to 4.0% in August 2010.  We distributed approximately $6.2 million and $8.4 million in 2009 and 2010, respectively.

As of March 31, 2011, the Unpaid Cumulative Return was an aggregate of approximately $3.7 million.  Because of the requirement under current Section 11.1(b) that the Unpaid Cumulative Return must be paid before any Distributable Cash be used for reinvestment, the existence of the Unpaid Cumulative Return means that, instead of investing any Distributable Cash we generate in new equipment, equipment leases and loans in order to increase the total return to the limited partners, it must be distributed (to the extent of the Unpaid Cumulative Return) to the limited partners.  As a result of our inability to make new investments, our lease portfolio went from $526.7 million at September 30, 2009 to $293.0 million at March 31, 2011.

Based upon our General Partner’s best forecasts at this time, it appears unlikely that we will ever be able to pay the full amount of the Unpaid Cumulative Return.  However, our General Partner believes that, as a result of conditions currently existing in United States’ credit markets, including a reported inability of small to medium size businesses (our targeted demographic) to obtain financing, as well as an increase in the cost of such financing, we could enhance our ability to increase our revenues, and obtain a better overall return for our partners’ investments, by reinvesting Distributable Cash we generate in new equipment, equipment leases and loans.  If we do not amend the Limited Partnership Agreement to allow us to reinvest cash into new equipment, leases and loans we will not be able to take advantage of this opportunity.  Our General Partner, accordingly, has proposed to amend Section 11.1(b) of the Limited Partnership Agreement to permit us to reinvest Distributable Cash in new equipment, equipment leases, and loans during the continuance of the Reinvestment Period without first having to pay the Unpaid Cumulative Return.  For more information, see our definitive consent solicitation statement filed on June 8, 2011.

INDEX

General Economic Overview

Recent reports on various aspects of the U.S. economy indicate that the outlook for the pace of recovery from the recession is very uncertain.  For the quarter ended June 30, 2011, reports showed that the health of the U.S. economy remains unsettled.  This is particularly noticeable with respect to economic indicators that affect the small to medium sized business community which has not fared as well as the larger businesses with respect to the economic recovery.  Because our portfolios are composed primarily of equipment leases and loans to the small to medium size business community, the slowness in recovery from the recent recession has had an adverse impact on portfolio performance.

•
In June 2011, Robert Shiller of the S&P/Case-Shiller Home Price Index indicated that an additional 10% to 25% drop in U.S. home prices might be expected on top of the already experienced 33% drop in home prices since 2006.

•
The National Association of Credit Managers reported that the manufacturing and Services Index Levels for June 2011 remained at low levels.  “Many businesses seemed more cautious in the last month or so.  It appears this trepidation is affecting the willingness of business to expand and seek additional credit.”

•	The Equipment Finance and Lease Foundation Monthly Confidence Index declined sharply in June 2011 from 63.2% to 52.6%.
•	The national unemployment rate rose in June 2011 to 9.2%.
•	The rate of manufacturing slowed in June 2011 as reported by the Manufacturing Alliance’s MAPI outlook survey.
•	It was reported that the June 2011 consumer sentiment index dropped to its lowest level since March 2009.

Among these reported economic indicators the declining confidence in the U.S. economy from both the consumer index and the equipment leasing index are troublesome as these confidence indices tend to demonstrate not just current conditions but also set the trend for the near term.  When confidence declines consumers and businesses are less likely to acquire goods and services, and it is less likely that spending and entrepreneurial risk taking will increase.  Consumer spending accounts for approximately 70% of Gross Domestic Product (GDP) so improving confidence, particularly improving consumer confidence, is a key factor for sustained economic recovery. These various national economic trends have an impact on the businesses that have financings with us, and while the economy remains unsettled our portfolio performance may be affected.

Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	June 30,	December 31,
	2011	2010
Investment in leases and loans, net	$251,392	$334,826

Number of contracts	11,600	12,900
Number of individual end users (1)	10,300	11,500
Average original equipment cost	$60.7	$60.9
Average initial lease term (in months)	57	57
Average remaining lease term (in months)	24	27
States accounting for more than 10% of lease and loan portfolio:
California	14%	14%
New York	13%	11%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical equipment	23%	23%
Industrial equipment	20%	21%
Restaurant equipment	11%	11%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	46%	46%
Retail trade	17%	18%
Finance/Insurance/Real Estate	15%	13%

(1)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No other individual end user or single piece of equipment accounted for more than 10% of our portfolio based on the origination amount.

INDEX

Portfolio Performance

The table below provides information about our commercial finance assets including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Six Months Ended June 30,
			Change
	2011	2010	$	%
Investment in leases and loans before allowance for credit losses	$257,902	$437,284	$(179,382)	(41)%
Less: allowance for credit losses	6,510	13,740	(7,230)	(53)%
Investment in leases and loans, net	$251,392	$423,544	$(172,152)	(41)%
Weighted average investment in direct financing leases and loans
Weighted average investment in direct financing leases and loans before allowance for credit losses	$293,886	$441,243	$(147,357)	(33)%
Non-performing assets	$10,052	$18,309	$(8,257)	(45)%
Charge-offs, net of recoveries	$12,548	$15,183	$(2,635)	(17)%
As a percentage of finance receivables:
Allowance for credit losses	2.52%	3.14%
Non-performing assets	3.90%	4.19%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	4.27%	3.44%

Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. Our policy is to charge-off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt and, therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.

 We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers. The increase in delinquencies, as well as recent economic trends has caused us to conclude that an allowance for credit losses of $6.5 million is necessary at June 30, 2011.

Our net charge-offs decreased in the 2011 period compared to the 2010 period due to a decrease in the size of our portfolio of leases and loans.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2010 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through June 30, 2011.

Results of Operations

As discussed previously, the economic recession has negatively impacted our operating results primarily through increased rates of default on outstanding leases and loans and increased costs of borrowing from our lenders.  These factors have resulted in our inability to reinvest earnings in additional leases and loans, leading to a decrease in our portfolio balance and a reduction in cash generated to continue to support distributions to our limited partners.

Three months ended June 30, 2011 compared to three months ended June 30, 2010 (dollars in thousands):

INDEX

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$4,814	$9,144	$(4,330)	(47)%
Rental income	713	733	(20)	(3)%
Gains on sales of equipment and lease dispositions, net	852	146	706	484%
Other income	284	390	(106)	(27)%
	6,663	10,413	(3,750)	(36)%

Expenses:
Interest expense	5,466	5,952	(486)	(8)%
Losses on derivative activities	-	1,804	(1,804)	(100)%
Depreciation on operating leases	534	614	(80)	(13)%
Provision for credit losses	4,655	6,712	(2,057)	(31)%
General and administrative expenses	519	401	118	29%
Administrative expenses reimbursed to affiliate	634	892	(258)	(29)%
Management fees to affiliate	-	1,155	(1,155)	(100)%
	11,808	17,530	(5,722)	(33)%
Net loss	(5,145)	(7,117)	1,972
Less: Net loss (income) attributable to the noncontrolling interest	134	107	27
Net loss attributable to LEAF 4 partners	$(5,011)	$(7,010)	$1,999
Net loss allocated to LEAF 4's limited partners	$(4,961)	$(6,940)	$1,979

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $273.3 million for the three months ended June 30, 2011 as compared to $448.1 million for the three months ended June 30, 2010, a decrease of $174.8 million or 39%.

•	A decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2011 period compared to the 2010 period.

These decreases in total revenue were offset, in part, by the following:

•	An increase in gains on sales of equipment. Gains or losses we recognize on the sale of equipment vary significantly from period to period.

INDEX

The decrease in total expenses was a primarily a result of the following:

•	A decrease in our provision for credit losses principally is due to a decrease of our equipment financing portfolio.

•
As discussed in Note 7, subsequent to the completion of the 2011-1 Term Securitization all of our debt was on a fixed rate basis and therefore we terminated all of our interest rate swap contracts.  Accordingly, we longer own any derivative instruments.  Cash settlements on these interest rate swaps to fix a portion of our variable rate debt for the three month period ended June 30, 2010 were $1.9 million.

•
A decrease in our management fees.  Beginning August 1, 2010, our General Partner has waived all of its future asset management fees. Refer to ‘Liquidity and Capital Resources’ section for further discussion.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended June 30, 2011 and 2010 was $3.94 and $5.51, respectively, based on a weighted average number of limited partner units outstanding of 1,259,537 and 1,259,864, respectively.

Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010 (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$10,661	$19,096	$(8,435)	(44)%
Rental income	1,360	1,489	(129)	(9)%
Gains on sales of equipment and lease dispositions, net	913	342	571	167%
Gain on extinguishment of debt	13,677	-	13,677	100%
Other income	554	772	(218)	(28)%
	27,165	21,699	5,466	25%

Expenses:
Interest expense	12,212	12,154	58	0%
Losses on derivative activities	126	3,775	(3,649)	(97)%
Depreciation on operating leases	1,093	1,250	(157)	(13)%
Provision for credit losses	9,204	12,644	(3,440)	(27)%
General and administrative expenses	897	1,005	(108)	(11)%
Administrative expenses reimbursed to affiliate	1,374	1,760	(386)	(22)%
Management fees to affiliate	-	2,389	(2,389)	(100)%
	24,906	34,977	(10,071)	(29)%
Net income (loss)	2,259	(13,278)	15,537
Less: Net (income) loss attributable to the noncontrolling interest	(49)	44	(93)
Net income (loss) attributable to LEAF 4 partners	$2,210	$(13,234)	$15,444
Net income (loss) allocated to LEAF 4's limited partners	$2,188	$(13,102)	$15,290

The overall increase in total revenues was primarily due to a non-recurring gain on the extinguishment of debt of $13.7 million related to the payoff and termination of our Morgan Stanley facility. This gain increased limited partners earnings per unit for the six month period by $10.86.  This gain was significantly offset by the following:

•
A decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $293.9 million for the six months ended June 30, 2011 as compared to $441.2 million for the six months ended June 30, 2010, a decrease of $147.3 million or 33%.

•	A decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2011 period compared to the 2010 period.

INDEX

The decrease in total expenses was primarily a result of the following:

•
As discussed in Note 7, subsequent to the completion of the 2011-1 Term Securitization all of our debt was on a fixed rate basis and therefore we terminated all of our interest rate swap contracts.  Accordingly, we longer own any derivative instruments.  Cash settlements on these interest rate swaps to fix a portion of our variable rate debt for the six month period ended June 30, 2010 were $4.5 million.

•	A decrease in depreciation on operating leases related to our decrease in our investment in operating leases.

•	A decrease in our provision for credit losses. Our provision for credit losses has decreased due to the decrease in size of the portfolio.

•
A decrease in our management fees.  Beginning August 1, 2010, our General Partner has waived all of its future asset management fees. Refer to ‘Liquidity and Capital Resources’ section for further discussion.

The net income (loss) per limited partner unit, after the net loss allocated to our General Partner, for the six months ended June 30, 2011 and 2010 was $1.74 and $(10.40), respectively, based on a weighted average number of limited partner units outstanding of 1,259,537 and 1,259,997, respectively.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements are for debt service, in addition to normal operating expenses, investment in leases and loans and distributions to partners.

We believe at this time that future net cash inflows will be sufficient to either finance operations or meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$5,359	$4,119
Net cash provided by investing activities	72,326	61,291
Net cash used in financing activities	(77,052)	(66,152)
Increase (decrease) increase in cash	$633	$(742)

Cash increased by $633,000 due to a decrease in expenses and net proceeds from commercial finance assets of $72.3 million; offset by net debt repayments of $72.5 million and distributions to partners of $2.5 million.

Partner’s distributions paid for the six months ended June 30, 2011 and June 30, 2010 were $2.5 million and $5.4 million, respectively. Cumulative partner distributions paid from our inception to June 30, 2011 were approximately $17.6 million. To date, limited partners have received total distributions of approximately 14% of their original amount invested, depending upon when the investment was made.   Management is working to maximize the amount that can be distributed to limited partners in the future. However, we could not continue to support the historical 8.5% distributions, and beginning in August 2010, distributions were lowered to 4.0%.

Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include: our ability to obtain and maintain debt financing on acceptable terms to build and maintain our equipment finance portfolio; lease and loan defaults by our customers; and prevailing economic conditions. Due to the recent economic recession, we continue to see a scarcity of available debt on terms beneficial to us and higher than expected loan defaults, resulting in poorer fund performance than projected.

As discussed in Submission of Matters to a Vote of Security Holders above, we are seeking limited partner approval to amend our partnership agreement so that we have the ability to maintain or increase the size of our lease and loan portfolio.  We are seeking this amendment because the partnership agreement prohibits distributable cash from being used to invest in new equipment, equipment leases or loans unless distributions have been paid cumulatively at the original rate of 8.5% per year.  We are unable to make distributions at that level, so in order to invest in new assets, the amendment is necessary.

Maintaining or increasing our portfolio with performing leases and loans is expected to generate additional cash flow to us and ultimately may increase distribution to the limited partners. If the partnership agreement is not amended it is highly unlikely distributions will increase from the current level.

Beginning August 1, 2010, our General Partner waived its asset management fee. Through June 30, 2011 the General Partner has waived $3.3 million of asset management fees, of which $1.8 million related to the six months ended June 30, 2011.

INDEX

 Borrowings
Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of June 30, 2011 were as follows (in thousands):

			Amount	Amount of
	Type	Maturity	Outstanding	Collateral (1)
2011-1 Term Securitization	Term	(2)	$72,322	$39,837
2010-1 Term Securitization	Term	(3)	34,588	78,720
2010-3 Term Securitization	Term	(4)	107,287	119,890
			$214,197	$238,447

(1)
Collateralized by specific leases and loans and restricted cash. As of June 30, 2011, $222.7 million of leases and loans and $15.8 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

(2)
Our Morgan Stanley term loan matured on August 4, 2010. This loan was terminated and paid off at a discount on January 26, 2011 with the proceeds from the 2011-1 Term Securitization, in which 6 classes of asset-backed notes were issued that  have varying maturity dates ranging  from December 2018 to December 2023. The asset-backed notes totaled $96.0 million and bear interest at fixed, stated rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $6.2 million.  As a result of the securitization and cancellation of the term loan, we recognized a gain on extinguishment of debt of $13.7 million.

(3)
On May 18, 2010, a previous lender was paid-off with the proceeds from the 2010-1 Term Securitization in which 3 classes of asset-backed notes were issued that mature on October 23, 2016 and September 23, 2018, respectively. The asset-backed notes totaled $92.7 million and bear interest at a fixed, stated rate of 5% and were issued at an original issue discount of $6.5 million.

(4)
On August 17, 2010, two previous lenders were paid-off with the proceeds from the 2010-3 Term Securitization in which 5 classes of asset-backed notes were issued that mature on June 20, 2016 and February 20, 2022, respectively. The asset-backed notes total $171.4 million and bear interest at fixed, stated rates ranging from 3.5% to 5.5 % and were issued at an original issue discount of $3.7 million.

Liquidity Summary

Our primary source of liquidity comes from payments on our lease and loan portfolio. Our liquidity has been and could be further adversely affected by higher than expected equipment lease defaults, which results in a loss of revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. As our lease portfolio ages, and if the recovery in the United States economy falters for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

Our primary use of cash is for debt service. Substantially all of our leases and loans are collateral for our debt, however, all of our debt is non-recourse to the partnership which limit our financial exposure. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent our lender uses the excess collateral from performing leases to repay our loan, even though our customer has not paid us. Therefore, higher than expected lease and loan defaults will reduce our liquidity.

As discussed above, provided the partnership amendments are adopted and we are able to acquire new leases and loans, the tightening of credit markets has and may continue to adversely affect our liquidity, particularly our ability to obtain or renew debt financing needed to execute our investment strategies. Historically, we have utilized both revolving and term debt facilities to fund our acquisitions of equipment financings.  If we are unable to obtain new debt that will allow us to invest the repayments of existing leases and loans into new investments, then our portfolio of leases and loans will continue to decline.

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

INDEX

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II. OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Limited Partnership (1)
3.2	Amended and Restated Agreement of Limited Partnership (2)
4.1	Forms of letters sent to limited partners confirming their investment (1)
10.1	Form of Origination and Servicing Agreement Among LEAF Financial Corporation, LEAF Equipment Finance Fund 4, LP and LEAF Funding, Inc. (1)
10.2	Indenture by and between LEAF Commercial Finance Fund, LLC and U.S. Bank National Association (3)
10.3	Amended and Restated Limited Liability Company Agreement of LEAF Commercial Finance Fund, LLC(3)
10.4	Limited Liability Company Agreement of LEAF Funds Joint Venture 2, LLC (3)
10.5	Indenture between LEAF Receivables Funding 2, LLC and U.S. Bank National Association dated as of May 1, 2010 (4)
10.6	Indenture between LEAF Receivables Funding 4, LLC and U.S. Bank National Association dated as of July 4, 2010 (5)
10.7	Indenture between LEAF Receivables Funding 6, LLC and U.S. Bank National Association dated as of January 6, 2011 (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from LEAF Equipment Finance Fund 4, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Partners’ (Deficit) Capital, (iv) Consolidated Statements of Cash Flows, and (v) related financial notes.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on March 24, 2008 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to Form 8-K on May 8, 2009 and by this reference incorporated herein.
(3)	Filed previously on May 12, 2009 in Post-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and by this reference incorporated herein.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF EQUIPMENT FINANCE FUND 4, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, its General Partner

August 9, 2011	By:	/s/ Crit S. Dement
Crit S. DeMent
Chairman and Chief Executive Officer

August 9, 2011	By:	/s/ Robert K. Moskovitz
Robert K. Moskovitz
Chief Financial Officer