Form 10-Q
period 2011-09-30
LEAF Equipment Finance Fund 4, L.P.
filed 2011-11-14
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash	$746	$394
Restricted cash	16,196	20,505
Investment in leases and loans, net	218,900	334,826
Derivative assets at fair value	-	147
Deferred financing costs, net	3,066	3,487
Other assets	286	253
Total assets	$239,194	$359,612

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	$184,356	$296,975
Accounts payable, accrued expenses and other liabilities	1,163	894
Derivative liabilities, at fair value	-	2,856
Due to affiliates	66	25
Subordinated notes payable	9,355	9,355
Total liabilities	194,940	310,105

Commitments and contingencies (note 12)

Partners’ (Deficit) Capital:
General partner	(662)	(609)
Limited partners	44,415	49,642
Total LEAF 4 partners' capital	43,753	49,033
Noncontrolling interest	501	474
Total partners’ capital	44,254	49,507
Total liabilities and partners' capital	$239,194	$359,612

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Interest on equipment financings	$4,212	$8,286	$14,874	$27,337
Rental income	604	711	1,964	2,200
Gains on sale of equipment and lease dispositions, net	360	342	1,273	729
Gain on extinguishment of debt	-	-	13,677	-
Other income	277	357	831	1,129
	5,453	9,696	32,619	31,395

Expenses:
Interest expense	4,725	8,233	16,937	20,387
Losses on derivative activities	-	1,353	126	5,128
Depreciation on operating leases	474	600	1,568	1,850
Provision for credit losses	3,089	7,312	12,293	19,956
General and administrative expenses	256	415	1,152	1,420
Administrative expenses reimbursed to affiliate	609	671	1,983	2,431
Management fees to affiliate	-	543	-	2,932
	9,153	19,127	34,059	54,104
Net loss	(3,700)	(9,431)	(1,440)	(22,709)
Less: Net loss (income) attributable to the noncontrolling interest	22	135	(27)	179
Net loss attributable to LEAF 4 partners	$(3,678)	$(9,296)	$(1,467)	$(22,530)
Net loss allocated to LEAF 4's limited partners	$(3,641)	$(9,203)	$(1,452)	$(22,305)
Weighted average number of limited partner units outstanding during the period	1,259,537	1,259,864	1,259,537	1,259,952

Net loss per weighted average limited partner unit	$(2.89)	$(7.30)	$(1.15)	$(17.70)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(In thousands, except unit data)
(Unaudited)

	General Partner	Limited Partners		LEAF 4 Partners’	Non- Controlling	Total Partners'	Comprehensive
	Amount	Units	Amount	(Deficit) Capital	Interest	(Deficit) Capital	Loss
Balance, at January 1, 2011	$(609)	1,259,537	$49,642	$49,033	$474	$49,507
Return of offering costs related to the sale of limited partnership units	-	-	4	4	-	4
Cash distributions paid	(38)	-	(3,779)	(3,817)	-	(3,817)
Comprehensive loss:
Net income	(15)	-	(1,452)	(1,467)	27	(1,440)	$(1,440)
Comprehensive loss attributable to noncontrolling interest	-	-	-	-	-	-	(27)
Comprehensive income attributable to LEAF 4	-	-	-	-	-	-	$(1,467)
Balance, September 30, 2011	$(662)	1,259,537	$44,415	$43,753	$501	$44,254

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss attributable to LEAF 4 partners	$(1,467)	$(22,530)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on extinguishment of debt	(13,677)	-
Gains on sale of equipment and lease dispositions, net	(1,273)	(729)
Amortization of deferred charges and discount on debt	9,532	8,239
Depreciation on operating leases	1,568	1,850
Provision for credit losses	12,293	19,956
Net income (loss) attributable to the noncontrolling interest	27	(179)
Loss (gain) on derivative hedging activities	166	(1)
Changes in operating assets and liabilities:
Other assets	(33)	86
Accounts payable, accrued expenses, other liabilities and other assets	267	(1,738)
Due to affiliates	45	(195)
Net cash provided by operating activities	7,448	4,759

Cash flows from investing activities:
Purchases of leases and loans	(411)	(12,150)
Proceeds from leases and loans	102,935	116,252
Security deposits returned, net of collections	(1,602)	(2,980)
Net cash provided by investing activities	100,922	101,122

Cash flows from financing activities:
Borrowings of debt	90,041	272,622
Repayment of debt	(193,920)	(365,092)
Decrease in restricted cash	4,309	2,474
Increase in deferred financing costs	(1,756)	(2,875)
Termination of financial derivatives	(2,875)	(6,439)
Cash distributions to partners	(3,817)	(7,159)
Redemption of limited partnership units	-	(42)
Net cash used in financing activities	(108,018)	(106,511)

Increase (decrease) in cash	352	(630)
Cash, beginning of period	394	1,621
Cash, end of period	$746	$991

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

LEAF Equipment Finance Fund 4, L.P. (“LEAF 4” or the “Fund”), a Delaware limited partnership, was formed on January 25, 2008 by its general partner, LEAF Asset Management, LLC (the “General Partner”), which manages the Fund. The General Partner is a Delaware limited liability company and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through its offering termination date of October 30, 2009, the Fund raised $125.7 million by selling 1.2 million of its limited partner units. It commenced operations in September 2008.

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the maturity period, the Fund expects to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2015. The Fund expects to enter its maturity period beginning in October 2014. Contractually, the Fund will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement (the Partnership Agreement).

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

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of September 30, 2011, and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results of the Fund’s operations for the 2011 fiscal year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

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

Index

Investments in Commercial Finance Assets

The Fund’s investments in commercial finance assets consist of direct financing leases, operating leases, and loans.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during each of the nine month periods ended September 30, 2011 and September 30, 2010.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, the account is then referred to our internal recovery group consisting of a team of collectors. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

Income is not recognized on leases and loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income.

Recent Accounting Standards

Accounting Standards Recently Adopted

Troubled Debt Restructurings - In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that requires the disclosure of more detailed information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses.  This guidance was effective for the Fund for the period ending September 30, 2011.  The Fund has provided the required disclosures in the notes to its consolidated financial statements.

Index

Accounting Standards Issued But Not Yet Effective

The FASB has issued the following guidance that is not yet effective for the Fund as of September 30, 2011:

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

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash paid for:
Interest	$2,163	$4,672	$7,325	$17,770

Non-cash investing activities:
Increase in participation in loans	$-	$-	$-	$4,121

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Direct financing leases (1)	$67,852	$108,406
Loans (2)	153,528	231,953
Operating leases	2,171	4,008
Future payment card receivables	268	313
	223,819	344,680
Allowance for credit losses	(4,919)	(9,854)
	$218,900	$334,826

(1)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 120 months.
(2)	The interest rates on loans generally range from 7% to 14%.

Index

The components of direct financing leases and loans, net, are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$70,750	$173,261	$117,370	$266,679
Unearned income	(5,450)	(15,802)	(11,228)	(29,713)
Residuals, net of unearned residual income (1)	3,546	-	3,578	-
Security deposits	(994)	(3,931)	(1,314)	(5,013)
	$67,852	$153,528	$108,406	$231,953

(1)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Equipment	$7,368	$8,549
Accumulated depreciation	(5,197)	(4,541)
	$2,171	$4,008

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $4.9 million and $9.9 million) as of September 30, 2011 and December 31, 2010, respectively (in thousands):

	September 30, 2011		December 31, 2010
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$217,026	97.0%	$298,521	86.6%
Delinquent:
31 to 91 days past due	2,295	1.0%	32,276	9.4%
Greater than 91 days (a)	4,498	2.0%	13,883	4.0%
	$223,819	100.0%	$344,680	100.0%

(a) Balances in this age category are collectivelly evaluated for impairment.

The Fund had $4.5 million and $13.9 million of leases and loans on nonaccrual status as of September 30, 2011 and December 31, 2010, respectively.  The credit quality of the Fund’s investment in leases and loans as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Performing	$219,321	$330,797
Nonperforming	4,498	13,883
	$223,819	$344,680

Index

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Allowance for credit losses, beginning of year	$6,510	$13,740	$9,854	$15,634
Provision for credit losses	3,089	7,312	12,293	19,956
Charge-offs	(5,431)	(7,628)	(18,804)	(22,509)
Recoveries	751	376	1,576	719
Allowance for credit losses end of period (1)	$4,919	$13,800	$4,919	$13,800

(1) End of period balances were collectively evaluated for impairment.

Commercial financial receivables whose terms are modified are classified as troubled debt restructurings if the Fund grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled payments, an extension of a commercial financial receivable’s stated maturity date or a reduction in interest rate. Non-accrual troubled debt restructurings can be restored to accrual status if principal and interest payments, under the modified terms, become current subsequent to modification. Troubled debt restructurings are included in the Fund’s migration analysis when evaluating the allowance for credit losses.

The following table presents troubled debt restructurings of the Fund and troubled debt restructurings that subsequently defaulted during the period ended September 30, 2011 (in thousands):

	Modifications as of September 30, 2011
Troubled debt restructurings:	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Finance leases and loans	38	$4,417	$3,935
Operating leases	-	-	-

Troubled debt restructurings that subsequently defaulted:	Number of Contracts	Recorded investment

Finance leases and loans	4	$291
Operating leases	-	-

NOTE 6 – DEFERRED FINANCING COSTS

As of September 30, 2011 and December 31, 2010, deferred financing costs include $3.1 and $3.5 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of September 30, 2011 and December 31, 2010 was $2.7 million, and $1.8 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for each of the five succeeding annual periods ending September 30, and thereafter, is as follows (in thousands):

Deferred Costs

September 30, 2012	$1,421
September 30, 2013	832
September 30, 2014	481
September 30, 2015	218
September 30, 2016	86
Thereafter	28
$3,066

Index

NOTE 7 –DEBT

The Fund’s debt consists of the following (in thousands):

	September 30, 2011				December 31, 2010
			Outstanding	Interest rate per	Outstanding
	Type	Maturity Date	Balance (1)	annum	Balance
Morgan Stanley	Term	(2)	$-	One month LIBOR + 3.0%	$101,855
2011-1 Term Securitization	Term	(2)	64,023	1.7% to 5.5%	-
2010-1 Term Securitization	Term	(3)	27,311	5.00%	54,638
2010-3 Term Securitization	Term	(4)	93,022	3.5% to 5.5%	140,482
			$184,356		$296,975

(1)
Collateralized by specific leases and loans and restricted cash. As of September 30, 2011, $191.5 million of leases and loans and $14.8 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

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

Debt Repayments:  Excluding $8.2 million of  remaining unamortized discount on the term securitizations, estimated annual principal payments on the Fund’s aggregate borrowings over the next five annual periods ended September 30, and thereafter, are as follows (in thousands):

September 30, 2012	$77,105
September 30, 2013	60,991
September 30, 2014	29,516
September 30, 2015	13,076
September 30, 2016	6,114
Thereafter	5,797
$192,599

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

Index

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

As discussed in Note 9, the Fund no longer has a need to employ a hedging strategy as all of its debt is on a fixed-rate basis.  Historically the Fund’s vehicles to manage interest rate risk such as interest rate caps or interest rate swaps were the Fund’s only assets or liabilities measured at fair value on a recurring basis.

NOTE 11 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the partnership agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Acquisition fees	$-	$-	$-	$241
Management fees	-	543	-	2,932
Administrative expenses	609	671	1,983	2,431

Acquisition Fees. An affiliate of the General Partner is entitled to receive a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. Persuant to the Partnership Agreement, the General Partner is entitled to receive a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital.  August 1, 2010, the General Partner waived its asset management fees and subsequently waived all of its future management fees.

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

Index

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
Submission of Matters to a Vote of Security Holders

On June 8, 2011 we commenced a solicitation of our limited partners seeking their consent to amend the limited partnership agreement, as discussed below.  A majority of the limited partner units outstanding were required to vote in favor of the proposed amendment to enact the proposed changes.  Below is a further detailed explanation of the proposed changes.

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

Index

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

As of March 31, 2011, the date of our proxy solicitation, the Unpaid Cumulative Return was an aggregate of approximately $3.7 million.  Because of the requirement under current Section 11.1(b) that the Unpaid Cumulative Return must be paid before any Distributable Cash be used for reinvestment, the existence of the Unpaid Cumulative Return means that, instead of investing any Distributable Cash we generate in new equipment, equipment leases and loans in order to increase the total return to the limited partners, it must be distributed (to the extent of the Unpaid Cumulative Return) to the limited partners.  As a result of our inability to make new investments, our lease portfolio went from $526.7 million at September 30, 2009 to $293.0 million at March 31, 2011.

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

On October 17, 2011 our General Partner amended the Limited Partnership Agreement to allow us to reinvest Distributable Cash into new equipment, leases and loans during the continuance of the Reinvestment Period without first having to pay the Unpaid Cumulative Return.

Index

General Economic Overview

During the third quarter of 2011, there was continuing erosion in both consumer and business confidence. The decline in confidence has negatively impacted an already uncertain economic outlook.  Confidence in the U.S. economy and capital markets is a key driver to overall economic health including the equipment finance industry.  When confidence improves consumers and business are likely to acquire goods and services including equipment.  When confidence declines the opposite is more likely.  Because the Fund’s portfolio is composed primarily of equipment leases and loans to small and medium size businesses’ declining consumer and business confidence can have a negative impact on our industry.  Of particular note, the Equipment Leasing & Finance Foundation Monthly Confidence Index continued to decline falling to 47.6 in September 2011, from 50.0 in August 2011 and 52.6 in June 2011.  Additional third quarter news reports on economic performance confirmed the economy continues to struggle.  A sampling of notable economic news items is presented below.

•	At its September 20-21 meeting, the Federal Reserve declared that there were significant downside risks to the economy and the Federal Reserve announced a new $400 billion stimulus program.

•	Both the Standard & Poor/Case-Shiller Home Price Index and the National Association of Realtors Housing Price Index reported declines.

•
Three key measures of consumer and business confidence, the University of Michigan Consumer Sentiment Index, the Conference Board Consumer Confidence Index, and the NFIB Business Optimism Index all posted declines.

•	FICO reported that its survey of bank risk managers shows an expectation that mortgage foreclosures will continue to rise and housing prices are unlikely to return to 2007 levels until 2020.

•	Experian reported that findings from its Business Benchmark Report showed that small businesses had an increase in severely delinquent accounts.

•	The Commerce Department reported that August 2011 sales of new homes fell for the fourth straight month and are less than half the level necessary for a sustained and healthy housing market.

The various consumer, business and equipment leasing indices demonstrate not just current conditions but also are strong predictors of the trend for the near term, and the prediction for the near term is not positive. The various national economic trends have an impact on the businesses that have financings with the LEAF Funds, and while the economy remains unsettled, the LEAF Funds portfolio performance may be affected.

Index

Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
Investment in leases and loans, net	$218,900	$334,826

Number of contracts	10,700	12,900
Number of individual end users (1)	9,500	11,500
Average original equipment cost	$62.3	$60.9
Average initial lease term (in months)	58	57
Average remaining lease term (in months)	22	27
States accounting for more than 10% of lease and loan portfolio:
New York	14%	11%
California	12%	14%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical equipment	23%	23%
Industrial equipment	20%	21%
Restaurant equipment	11%	11%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	46%	46%
Retail trade	17%	18%
Finance/Insurance/Real Estate	16%	13%

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

Index

Portfolio Performance

The table below provides information about our commercial finance assets including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Nine Months Ended September 30,
			Change
	2011	2010	$	%
Investment in leases and loans before allowance for credit losses	$223,819	$388,808	$(164,989)	(42)%
Less: allowance for credit losses	4,919	13,800	(8,881)	(64)%
Investment in leases and loans, net	$218,900	$375,008	$(156,108)	(42)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$273,927	$441,161	$(167,234)	(38)%
Non-performing assets	$4,498	$13,385	$(8,887)	(66)%
Charge-offs, net of recoveries	$17,228	$21,790	$(4,562)	-
As a percentage of finance receivables:
Allowance for credit losses	2.20%	3.55%
Non-performing assets	2.01%	3.44%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	6.29%	4.94%

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

 We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers. The increase in delinquencies, as well as recent economic trends has caused us to conclude that an allowance for credit losses of $4.9 million is necessary at September 30, 2011.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2010 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through September 30, 2011.

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

Index

Three months ended September 30, 2011 compared to three months ended September 30, 2010 (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$4,212	$8,286	$(4,074)	(49)%
Rental income	604	711	(107)	(15)%
Gains on sale of equipment and lease dispositions, net	360	342	18	5%
Other income	277	357	(80)	(22)%
	5,453	9,696	(4,243)	(44)%

Expenses:
Interest expense	4,725	8,233	(3,508)	(43)%
Losses on derivative activities	-	1,353	(1,353)	(100)%
Depreciation on operating leases	474	600	(126)	(21)%
Provision for credit losses	3,089	7,312	(4,223)	(58)%
General and administrative expenses	256	415	(159)	(38)%
Administrative expenses reimbursed to affiliate	609	671	(62)	(9)%
Management fees to affiliate	-	543	(543)	(100)%
	9,153	19,127	(9,974)	(52)%
Net loss	(3,700)	(9,431)	5,731
Less: Net loss attributable to the noncontrolling interest	22	135	(113)
Net loss attributable to LEAF 4 partners	$(3,678)	$(9,296)	$5,618
Net loss allocated to LEAF 4's limited partners	$(3,641)	$(9,203)	$5,562

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $234.7 million for the three months ended September 30, 2011 as compared to $386.6  million for the three months ended September 30, 2010, a decrease of $151.9 million or 39%.

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

The decrease in total expenses was primarily a result of the following:

•
A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the three months ended September 30, 2011 and 2010 were $200.6 million and $353.8 million, respectively. The interest expense reduction was primarily driven by the reduction in the size of our portfolio of leases and loans.

As discussed in Note 7, subsequent to the completion of the 2011-1 Term Securitization all of our debt was on a fixed rate basis and therefore we terminated all of our interest rate swap contracts.  Accordingly, we no longer own any derivative instruments.  Cash settlements on these interest rate swaps to fix a portion of our variable rate debt for the three month period ended September 30, 2010 were $880,000.

•	A decrease in our provision for credit losses principally is due to a decrease of our equipment financing portfolio and an improvement in the aging of our receivables.

•
A decrease in our management fees.  Beginning August 1, 2010, our General Partner waived the current quarter’s asset management fees and subsequently waived all future management fees. Refer to ‘Liquidity and Capital Resources’ section for further discussion.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended September 30, 2011 and 2010 was $2.89 and $7.30, respectively, based on a weighted average number of limited partner units outstanding of 1,259,537 and 1,259,864, respectively.

Index

Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010 (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$14,874	$27,337	$(12,463)	(46)%
Rental income	1,964	2,200	(236)	(11)%
Gains on sale of equipment and lease dispositions, net	1,273	729	544	75%
Gain on extinguishment of debt	13,677	-	13,677	100%
Other income	831	1,129	(298)	(26)%
	32,619	31,395	1,224	4%

Expenses:
Interest expense	16,937	20,387	(3,450)	(17)%
Losses on derivative activities	126	5,128	(5,002)	(98)%
Depreciation on operating leases	1,568	1,850	(282)	(15)%
Provision for credit losses	12,293	19,956	(7,663)	(38)%
General and administrative expenses	1,152	1,420	(268)	(19)%
Administrative expenses reimbursed to affiliate	1,983	2,431	(448)	(18)%
Management fees to affiliate	-	2,932	(2,932)	(100)%
	34,059	54,104	(20,045)	(37)%
Net loss	(1,440)	(22,709)	21,269
Less: Net (income) loss attributable to the noncontrolling interest	(27)	179	(206)
Net loss attributable to LEAF 4 partners	$(1,467)	$(22,530)	$21,063
Net loss allocated to LEAF 4's limited partners	$(1,452)	$(22,305)	$20,853

The overall increase in total revenues was primarily due to a non-recurring gain on the extinguishment of debt of $13.7 million related to the payoff and termination of our Morgan Stanley facility. This gain increased limited partner’s earnings per unit for the nine month period by $10.86.  This gain was significantly offset by the following:

•
A decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $273.9 million for the nine months ended September 30, 2011 as compared to $441.2 million for the nine months ended September 30, 2010, a decrease of $167.3 million or 38%.

•	A decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2011 period compared to the 2010 period.

•	A decrease in other income, due primarily to a decrease in late fee, handling, and collection administrative fee income. These decreases were due to the decrease of the equipment financing portfolio.

The decrease in total expenses was primarily a result of the following:

•
A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the nine months ended September 30, 2011 and 2010 were $237.5 million and $383.8 million, respectively. The interest expense reduction was primarily driven by the reduction in the size of our portfolio of leases and loans.

As discussed in Note 7, subsequent to the completion of the 2011-1 Term Securitization all of our debt was on a fixed rate basis and therefore we terminated all of our interest rate swap contracts.  Accordingly, we longer own any derivative instruments.  Cash settlements on these interest rate swaps to fix a portion of our variable rate debt for the nine month period ended September 30, 2010 were $5.4 million.

•	A decrease in depreciation on operating leases related to our decrease in our investment in operating leases.

Index

•	A decrease in our provision for credit losses. Our provision for credit losses has decreased due to the decrease in size of the portfolio and an improvement in the aging of our receivables.

•
A decrease in our management fees.  Beginning August 1, 2010, our General Partner waived the current quarter’s asset management fees and subsequently waived all future management fees. Refer to ‘Liquidity and Capital Resources’ section for further discussion.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the nine months ended September 30, 2011 and 2010 was $1.15 and $17.70, respectively, based on a weighted average number of limited partner units outstanding of 1,259,537 and 1,259,952, respectively.

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

We believe at this time that future net cash inflows will be sufficient to either finance operations or meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$7,448	$4,759
Net cash provided by investing activities	100,922	101,122
Net cash used in financing activities	(108,018)	(106,511)
Increase (decrease) in cash	$352	$(630)

Cash increased by $352,000 due to a decrease in expenses and net proceeds from commercial finance assets of $100.9 million; offset by net debt repayments of $103.9 million and distributions to partners of $3.8 million.

Partner’s distributions paid for the nine months ended September 30, 2011 and September 30, 2010 were $3.8 million and $7.2 million, respectively. Cumulative partner distributions paid from our inception to September 30, 2011 were approximately $18.8 million. To date, limited partners have received total distributions of approximately 15% of their original amount invested, depending upon when the investment was made.   Management is working to maximize the amount that can be distributed to limited partners in the future. However, we could not continue to support the historical 8.5% distributions, and beginning in August 2010, distributions were lowered to 4.0%.

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

As discussed above, we recently amended our Partnership Agreement so that we have the ability to maintain or increase the size of our lease and loan portfolio through use of distributable cash.  Previously, the Partnership Agreement prohibited distributable cash from being used to invest in new equipment, equipment leases or loans unless distributions had been paid cumulatively at the original rate of 8.5% per year.

Maintaining or increasing our portfolio with performing leases and loans is expected to generate additional cash flow to us and ultimately may increase distributions to the limited partners.

Beginning August 1, 2010, our General Partner waived its asset management fee. Through September 30, 2011, the General Partner has waived $4.0 million of asset management fees, of which $2.5 million related to the nine months ended September 30, 2011.

Index

 Borrowings
Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of September 30, 2011 were as follows (in thousands):

	Type	Maturity	Amount Outstanding	Amount of Collateral (1)
2011-1 Term Securitization	Term	(2)	$64,023	$69,232
2010-1 Term Securitization	Term	(3)	27,311	32,223
2010-3 Term Securitization	Term	(4)	93,022	104,815
			$184,356	$206,270

(1)
Collateralized by specific leases and loans and restricted cash. As of September 30, 2011, $191.5 million of leases and loans and $14.8 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LEAF EQUIPMENT FINANCE FUND 4, L.P. A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, its General Partner

November 14, 2011	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chairman and Chief Executive Officer

November 14, 2011	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer