Form 10-K
period 2011-12-31
LEAF Equipment Finance Fund 4, L.P.
filed 2012-03-28
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent maturity period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans during the maturity period, we expect to continue to return capital to our partners as those leases and loans mature. Substantially all of our leases and loans mature by the end of 2015. We expect to enter our liquidation period beginning in October 2014. We will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in our Limited Partnership Agreement.

We acquire a diversified portfolio of new, used, or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF Financial”), an affiliate of our General Partner and a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We also invest in equipment, leases and secured loans through joint venture arrangements with our General Partner’s affiliated investment programs. We finance business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

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

As discussed further in ITEM 7, the economic recession in the United States has adversely affected our operations as a result of higher delinquencies and may continue to do so as the economy recovers.

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

The tight credit markets have adversely affected our ability to obtain debt financing needed to execute our investment strategies. Specifically, we rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. If our banks do not renew a revolving facility upon maturity, the debt facility would convert to a term facility and we would not be able to borrow additional amounts under the line of credit. A term debt facility is a loan that is contractually repaid over a period of time. If we are unable to obtain new debt that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced.

Available Information

We file annual, quarterly and current reports and other information with the SEC. The public may read and copy information we file with the SEC, at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am and 3:00 pm. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our General Partner’s internet address is http://www.LEAFFinancial.com. We make our SEC filings available free of charge on or through our General Partner’s internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our General Partner’s website.

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

 ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 –  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. The following table shows the number of equity security holders:

Title of Class	Number of Partners as of December 31, 2011
Limited Partners	2,774
General Partner	1

Total distributions paid to limited partners for the years ended December 31, 2011, 2010 and 2009 were $5.1 million, $8.4 million and $6.2 million, respectively.

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

	Years Ended December 31,			Period Ended December 31,
	2011	2010	2009	2008
Revenues	$37,115	$40,064	$29,124	$255
Interest expense	21,093	26,644	22,991	22,991
Provision for credit losses	15,685	20,785	19,107	19,107
Other expenses	5,967	14,971	6,778	6,778
Total expenses	42,745	62,400	48,876	1,003
Equity in losses of affiliate	-	-	(3,261)	(600)
Net loss	(5,630)	(22,336)	(23,013)	(1,348)
Net income (loss) attributable to noncontrolling interest	(7)	235	366	-
Net loss allocated to limited partners	$(5,581)	$(21,880)	$(22,421)	$(1,335)
Distributions to partners	$5,089	$8,431	$6,216	$366
Weighted average number of limited partner units outstanding during the year	1,259,907	1,259,907	806,087	257,627
Net loss per weighted average limited partner unit	$(4.43)	$(17.37)	$(27.81)	$(5.18)

	December 31,
	2011	2010	2009	2008
Investment in leases and loans, net	$184,938	$334,826	$501,174	$14,934
Debt	157,911	296,975	427,025	-
Partners’ (deficit) capital:
General partner	(716)	(609)	(304)	(12)
Limited partners	39,027	49,642	79,933	32,240
Accumulated other comprehensive loss	-	-	-	(567)
Total partners’ capital	$38,311	$49,033	$79,629	$31,661

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2011.

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

To date, limited partners have received total distributions ranging from approximately 11% to 21% of their original amount invested, depending upon when the investment was made.   Management is working to maximize the amount that can be distributed to limited partners in the future. However, we could not continue to support 8.5% distributions, and beginning in August 2010, distributions were lowered to 4.0%.  In order to reduce our ongoing cash requirements, the General Partner waived management fees in August 2010 and subsequently waived all future management fees.

As we seek new financing arrangements, opportunistically sell leases and undertake other ways to improve our performance, we hope to be able to increase the distribution and re-invest in leases and loans.

We continued to be impacted by market uncertainties during the year ended December 31, 2011 as further discussed in “Finance Receivables and Asset Quality” and in “Liquidity and Capital Resources.”

General Economic Overview

Uncertainty and caution continue to reign in the various forecasts for the U.S. economy. However, during the fourth quarter of 2011 there was, on balance, more favorable economic news than unfavorable economic news.  During the fourth quarter of 2011 there was improvement in the employment rate, reduction in jobless claims, and increases in equipment sales and business borrowing, both of which tend to be precursors to sustained economic growth.  At the same time continued uncertainty and a lack of confidence in the small business community, a key driver in long term job creation, continue to be major impediments to steady and sustained economic growth.  Significant economic statistics reported on fourth quarter activity are presented below.

•
The National Federation of Independent Business survey showed that small business concerns over business conditions and the political climate continue to be key reasons preventing business expansion.  Small businesses comprise the majority of the borrowers and lessees in the LEAF Fund’s portfolio and consequently the health of the small business community is critical to the LEAF Funds portfolio performance.

•
The National Association of Realtors reported that existing home sales in December 2011 increased for the third month in a row and remained above prior year levels significantly reducing the housing inventory. At the same time the S&P Case-Shiller Home Price Index showed decreases in home prices. So while there is more sales activity (a positive), the price declines negatively impact personal wealth (a negative).

•	The Federal Reserve’s Beige Book released in the fourth quarter of 2011 showed increases in consumer spending and manufacturing activity and economic activity was described as slow to moderate.

•	During the fourth quarter of 2011 the unemployment rate fell to 8.5%, and the Institute of Supply Management reported an accelerating pace in U.S. manufacturing which supported employment gains.

•
The Equipment Lease and Finance Foundation’s Monthly Confidence Index in December 2011 was 57.2 signifying steadying optimism about business activity among surveyed executives in the equipment lease and finance industry.  Similarly the December 2011 Credit Manager’s Index published by the National Association of Credit Managers increased to 54.4 (positive territory) driven largely by gains in the service industry.

As stated previously the overall economic trends in the fourth quarter of 2011 tended to be more positive than negative.  Those trends are in line with recent stability shown in the LEAF Funds portfolio performance.  However, while uncertainty in the economic outlook persists, and while the economy remains unsettled, the LEAF Funds portfolio performance may be affected.

Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	December 31,
	2011	2010
Investment in leases and loans, net	$184,938	$334,826

Number of contracts	10,000	12,900
Number of individual end users (a)	9,000	11,500
Average original equipment cost	$59.6	$60.9
Average initial lease term (in months)	58	57
Average remaining lease term (in months)	23	27
States accounting for more than 10% of lease and loan portfolio:
California	12%	14%
New York	15%	11%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical equipment	22%	23%
Industrial equipment	20%	21%
Restaurant equipment	11%	11%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	44%	46%
Finance/Insurance/Real Estate	18%	13%
Retail trade	17%	18%
______________________________________

(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 10% of our portfolio based on the origination amount.

We utilize debt, in addition to our equity, to fund the acquisitions of lease and loan portfolios. Our leases and loans are generally assigned as collateral for borrowings. As of December 31, 2011 and 2010, our outstanding debt was $157.9 million and $297.0 million, respectively.

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

	As of and for the
	Years Ended December 31,
			Change
	2011	2010	$	%
Investment in leases and loans before allowance for credit losses	$189,348	$344,680	$(155,332)	(45)%
Less: allowance for credit losses	4,410	9,854	(5,444)	(55)%
Investment in leases and loans, net	$184,938	$334,826	$(149,888)	(45)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$249,774	$420,345	$(170,571)	(41)%
Non-performing assets (a)	$26,800	$39,561	$(12,761)	(32)%
Charge-offs, net of recoveries	$21,129	$26,565	$(5,436)	(20)%
As a percentage of finance receivables:
Allowance for credit losses	2.33%	2.86%
Non-performing assets	14.15%	11.48%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	8.46%	6.32%
______________________________________

(a)	Included in non-performing assets are approximately $24.8 million and $25.7 million as of December 31, 2011 and 2010, respectively, of certain revolving real estate loans.

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

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. In 2011 our non-performing assets as a percentage of finance receivables increased to 14.15% at December 31, 2011 compared to 11.48% at December 31, 2010, due primarily to continued non-performance of certain revolving real estate loans that require interest only payments until their maturity, partially offset by an improved aging on our portfolio.  Our investments in leases and loans that were current as a percentage of our portfolio increased to 96.7% as of December 31, 2011 compared to 86.6% at December 31, 2010.  We are cautiously optimistic that the aging of our portfolio will continue to improve as the economy recovers.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2011 and 2010.

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

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2011 and, 2010, the Fund had $26.8 million and $39.6 million, respectively, of leases and loans on non-accrual status. Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal. Income recognition resumes when a lease or loan becomes less than 90 days delinquent, unless certain factors specific to those leases or loans continue to raise concerns as to future collectability.

Results of Operations

Our investments in commercial finance assets declined to $184.9 million as of December 31, 2011 as compared to $334.8 million as of December 31, 2010.  As the economy recovers, we hope to pursue additional financings to be utilized to acquire additional commercial finance assets.  Our General Partner expects revenue derived from these additional leases and loans to exceed the interest expense incurred by the debt incurred to obtain these investments.

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

The following summarizes our results of operations for the years ended December 31, 2011 and 2010 (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$18,264	$35,083	$(16,819)	(48)%
Rental income	2,512	2,905	(393)	(14)%
Gains on sales of equipment and lease dispositions, net	1,559	646	913	141%
Gain on extinguishment of debt	13,677	-	13,677	100%
Other income	1,103	1,430	(327)	(23)%
	37,115	40,064	(2,949)	(7)%

Expenses:
Interest expense	21,093	26,644	(5,551)	(21)%
Depreciation on operating leases	2,005	2,423	(418)	(17)%
Provision for credit losses	15,685	20,785	(5,100)	(25)%
General and administrative expenses	1,384	1,734	(350)	(20)%
Administrative expenses reimbursed to affiliate	2,450	3,095	(645)	(21)%
Management fees to affiliate	-	2,932	(2,932)	(100)%
Mark to market changes on derivative liabilities	128	4,787	(4,659)	(97)%
	42,745	62,400	(19,655)	(31)%
Net loss	(5,630)	(22,336)	16,706	(75)%
Less: Net (income) loss attributable to the noncontrolling interest	(7)	235	(242)	(103)%
Net loss attributable to LEAF 4 partners	$(5,637)	$(22,101)	$16,464
Net loss allocated to LEAF 4's limited partners	$(5,581)	$(21,880)	$16,299

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $249.8 million for the year ended December 31, 2011 as compared to $420.3 million for the period ended December 31, 2010, a decrease of $170.5 million (41%). As discussed above, this decrease was driven primarily by our requirement to satisfy the Unpaid Cumulative Return prior to reinvesting Distributable Cash in new finance investments.

•	A decrease in rental income which was principally the result of a decrease in our investment in operating leases for the year ending December 31, 2011 compared to 2010.

•
A decrease in other income primarily due to a reduction in late fee income, collection income, and other handling fees associated with our investment portfolio. The decrease is due to the reduction in the size of our portfolio at December 31, 2011 compared to December 31, 2010.

The decrease in total revenues was partially offset by a non-recurring gain on extinguishment of debt of $13.7 million related to the payoff and termination of our Morgan Stanley facility.

The decrease in total expenses was primarily a result of the following:

•
A decrease in interest expense due to a decrease in our average debt outstanding.  Average borrowings for the years ended December 31, 2011 and 2010 were $221.1 million and $367.4 million, respectively, at an effective interest rate of 9.5% and 8.9%, respectively.

•
Mark to market changes on derivative liabilities decreased to $128,000 at December 31, 2011 compared to $4.8 million at December 31, 2010.  Subsequent to the completion of the 2011-1 Term Securitization, all of our debt was on a fixed-rate basis and, therefore, we terminated all of our interest rate swap contracts in January 2011.  Accordingly, we no longer own any derivative instruments.  The decrease in expense period over period is a function of interest rate movements that occurred during that period.

•	A decrease in our provision for credit losses principally reflects the decrease of our equipment financing portfolio and an improvement in the aging of our receivables.

•
A decrease in management fees.  Our General Partner waived asset management fees of $3.1 million for the year ended December 31, 2011 and has waived $4.6 million on a cumulative basis. The General Partner has also waived all future management fees.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the years ended December 31, 2011 and 2010 was $4.43 and $17.37, respectively, based on the weighted average number of limited partner units outstanding of 1,259,907 each period.

Year Ended December 31, 2010 compared to Period Ended December 31, 2009

The following summarizes our results of operations for the years ended December 31, 2010 and 2009 (dollars in thousands):

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$35,083	$26,174	$8,909	34%
Rental income	2,905	1,764	1,141	65%
Gains on sales of equipment and lease dispositions, net	646	295	351	119%
Other income	1,430	891	539	60%
	40,064	29,124	10,940	38%

Expenses:
Interest expense	26,644	22,991	3,653	16%
Depreciation on operating leases	2,423	1,522	901	59%
Provision for credit losses	20,785	19,107	1,678	9%
General and administrative expenses	1,734	1,653	81	5%
Administrative expenses reimbursed to affiliate	3,095	2,811	284	10%
Management fees to affiliate	2,932	3,945	(1,013)	(26)%
Mark to market changes on derivative liabilities	4,787	(3,153)	7,940	(69)%
	62,400	48,876	13,524	28%
Loss before equity in losses of affiliate	(22,336)	(19,752)	(2,584)	13%
Equity in losses of affiliate	-	(3,261)	3,261	(100)%
Net loss	(22,336)	(23,013)	677	(3)%
Less: Net loss attributable to the noncontrolling interest	235	366	(131)	(36)%
Net loss attributable to LEAF 4 partners	$(22,101)	$(22,647)	$546
Net loss allocated to LEAF 4's limited partners	$(21,880)	$(22,421)	$541

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

The increase in total expenses was primarily a result of the following:

•
An increase in interest expense due to the 2010-3 Term Securitization that triggered both the charge-off of $1.4 million of deferred financing costs and a prepayment penalty of $0.4 million incurred as a result of paying off the Wells Fargo facility. Average borrowings for the year ended December 31, 2010 and 2009 were $367.4 million and $444.9 million, respectively, at an effective interest rate of 8.9% and 6.0%, respectively.

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

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the years ended December 31, 2010 and 2009 was $17.37 and $27.81, respectively, based on the weighted average number of limited partner units outstanding of 1,259,907 and 806,087, respectively.

Liquidity and Capital Resources

Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans and distributions to partners. During the life of the partnership, we depend upon cash generated from operations, and the excess cash derived from the collection of lease payments after debt service to meet our liquidity needs.

The following table sets forth our sources and uses of cash for the period indicated (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$9,244	$8,491	$1,641
Net cash provided by (used in) investing activities	130,745	138,773	(111,119)
Net cash (used in) provided by financing activities	(139,978)	(148,491)	104,363
Increase (decrease) in cash	$11	$(1,227)	$(5,115)

Cash increased $11,000 primarily due to proceeds received on our investments in leases and loans of approximately $134.0 million, additional debt financings of $90.0 million, and an overall reduction in our operating expenses, partially offset by debt repayments of approximately $221.6 million and distributions to partners of $5.1 million.

Partner’s distributions paid for the year ended December 31, 2011, 2010, and 2009 were $5.1 million, $8.4 million, and $6.2 million, respectively. Distributions to limited partners were paid at a rate of 8.5% per annum of invested capital and were lowered to 4.0% with the August 2010 distribution. Cumulative partner distributions paid from our inception to December 31, 2011 were approximately $20.1 million.

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

Beginning August 1, 2010, our General Partner waived its asset management fees. Accordingly, $3.1 million of management fees were waived for the year ended December 31, 2011 and $4.6 million have been waived on a cumulative basis. The General Partner has waived all future management fees.  The cash savings on management fees and distributions is expected to be used to pay down our liabilities.

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of December 31, 2011 were as follows (in thousands):

			Amount	Amount of
	Type	Maturity	Outstanding	Collateral (1)
2011-1 Term Securitization	Term	(2)	56,205	57,314
2010-1 Term Securitization	Term	(3)	21,825	26,465
2010-3 Term Securitization	Term	(4)	79,881	89,458
			$157,911	$173,237
______________________________________

(1)	Recourse under these facilities is limited to the amount of collateral pledged.
(2)
Six classes of asset-backed notes were issued that have varying maturity dates ranging from December 2018 to December 2023. The asset-backed notes totaled $ 96.0 million and bear interest at fixed, stated rates ranging from 1.7% to 5.5%.

(3)
Three classes of asset-backed notes were issued, one that matures on October 23, 2016 and two that mature on September 23, 2018, respectively. The asset-backed notes totaled $92.7 million and bear interest at a fixed, stated rate of 5% and were issued at an original issue discount of approximately $6.5 million.

(4)
Five classes of asset-backed notes were issued, one that matures on June 20, 2016 and four that mature on February 20, 2022, respectively. The asset-backed notes total $171.4 million and bear interest at fixed, stated rates ranging from 3.5% to 5.5 % and were issued at an original issue discount of approximately $3.7 million.

In Fiscal 2010, the Fund maintained a Morgan Stanley term loan which matured on August 4, 2010. This facility was terminated and paid off on January 26, 2011 with the proceeds from the 2011-1 Term Securitization.  As of December 31, 2010 we had breached certain financial covenants related to our debt facility with Morgan Stanley.  Those breaches were eliminated with the payoff and termination of this facility.  The Fund also terminated a Morgan Stanley/RBS facility on May 18, 2010 and Wells Fargo and UniCredit facilities on August 17, 2010, with the proceeds from the 2010-1 Term Securitization and 2010-3 Term Securitization, respectively.  No amounts remain outstanding or available to us under these facilities as of December 31, 2011.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

LEAF Equipment Finance Fund 4, L.P.

We have audited the accompanying consolidated balance sheets of LEAF Equipment Finance Fund 4, L.P. (a Delaware Limited Partnership) and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in capital and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LEAF Equipment Finance Fund 4, L.P. as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 28, 2012

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2011	2010
ASSETS
Cash	$405	$394
Restricted cash	19,202	20,505
Investment in leases and loans, net	184,938	334,826
Derivative assets at fair value	-	147
Deferred financing costs, net	2,629	3,487
Other assets	217	253
Total assets	$207,391	$359,612

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$157,911	$296,975
Accounts payable, accrued expenses and other liabilities	1,143	894
Derivative liabilities at fair value	-	2,856
Due to affiliates	190	25
Subordinated notes payable	9,355	9,355
Total liabilities	168,599	310,105

Commitments and contingencies (Note 13)

Capital (deficit):
General partner	(716)	(609)
Limited partners	39,027	49,642
Total partners' capital	38,311	49,033
Noncontrolling interest	481	474
Total capital	38,792	49,507
Total liabilities and capital	$207,391	$359,612

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Interest on equipment financings	$18,264	$35,083	$26,174
Rental income	2,512	2,905	1,764
Gains on sales of equipment and lease dispositions, net	1,559	646	295
Gain on extinguishment of debt	13,677	-	-
Other income	1,103	1,430	891
	37,115	40,064	29,124

Expenses:
Interest expense	21,093	26,644	22,991
Depreciation on operating leases	2,005	2,423	1,522
Provision for credit losses	15,685	20,785	19,107
General and administrative expenses	1,384	1,734	1,653
Administrative expenses reimbursed to affiliate	2,450	3,095	2,811
Management fees to affiliate	-	2,932	3,945
Mark to market changes on derivative liabilities	128	4,787	(3,153)
	42,745	62,400	48,876
Loss before equity in losses of affiliate	(5,630)	(22,336)	(19,752)
Equity in losses of affiliate	-	-	(3,261)
Net loss	(5,630)	(22,336)	(23,013)
Less: Net (income) loss attributable to the noncontrolling interest	(7)	235	366
Net loss attributable to LEAF 4 partners	$(5,637)	$(22,101)	$(22,647)
Net loss allocated to LEAF 4's limited partners	$(5,581)	$(21,880)	$(22,421)
Weighted average number of limited partner units outstanding during the period	1,259,907	1,259,907	806,087

Net loss per weighted average limited partner unit	$(4.43)	$(17.37)	$(27.81)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Changes in Capital
(In thousands, except unit data)

	Attributable to LEAF 4 Partners
	General			Accumulated Other	Total	Non-
	Partner	Limited Partners		Comprehensive	Partners’	Controlling	Total	Comprehensive
	Amount	Units	Amount	(Loss) Income	Capital	Interest	Capital	(Loss) Income
Balance, January 1, 2009	$(12)	390,925	$32,240	$(567)	$31,661	$-	$31,661

Sales of limited partnership units	-	875,493	87,203	-	87,203	-	87,203
Offering costs related to the sale of limited partner units	-	-	(10,421)	-	(10,421)	-	(10,421)
Issuance of membership interest to noncontrolling interest	-	-	-	-	-	428	428
Cash distributions paid	(66)	-	(6,150)	-	(6,216)	-	(6,216)
Redemption of limited partnership units	-	(6,054)	(518)	-	(518)	-	(518)
Comprehensive loss:
Net loss	(226)	-	(22,421)	-	(22,647)	(366)	(23,013)	$(23,013)
Unrealized gains on financial derivatives	-	-	-	1,347	1,347	-	1,347	1,347
Comprehensive loss	-	-	-	-	-	-	-	(21,666)
Consolidation of LEAF Funds JV1	-	-	-	(780)	(780)	647	(133)
Comprehensive loss attributable to noncontrolling interest	-	-	-	-	-	-	-	366
Balance, December 31, 2009	(304)	1,260,364	79,933	-	79,629	709	80,338	$(21,300)

Return of offering costs related to the sale of limited partnership units	-	-	8	-	8	-	8
Cash distributions paid	(84)	-	(8,347)	-	(8,431)	-	(8,431)
Redemption of limited partnership units	-	(827)	(72)	-	(72)	-	(72)
Comprehensive loss:
Net loss	(221)	-	(21,880)	-	(22,101)	(235)	(22,336)	$(22,336)
Comprehensive loss attributable to noncontrolling interest	-	-	-	-	-	-	-	235
Balance, December 31, 2010	(609)	1,259,537	49,642	-	49,033	474	49,507	$(22,101)

Return of offering costs related to the sale of limited partnership units	-	-	4	-	4	-	4
Cash distributions paid	(51)	-	(5,038)	-	(5,089)	-	(5,089)
Comprehensive loss:
Net loss	(56)	-	(5,581)	-	(5,637)	7	(5,630)	$(5,630)
Comprehensive income attributable to noncontrolling interest	-	-	-	-	-	-	-	(7)
Balance, December 31, 2011	$(716)	1,259,537	$39,027	$-	$38,311	$481	$38,792	$(5,637)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss attributable to LEAF 4 partners	$(5,637)	$(22,101)	$(22,647)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on extinguishment of debt	(13,677)	-	-
Gains on sales of equipment and lease dispositions, net	(1,559)	(646)	(295)
Amortization of deferred charges and discount on debt	11,800	11,090	6,274
Depreciation on operating leases	2,005	2,423	1,522
Provision for credit losses	15,685	20,785	19,107
Equity in losses in affiliate	-	-	3,261
Net income (loss) attributable to the noncontrolling interest	7	(235)	(366)
Losses (gains) on derivative hedging activities	166	(841)	(3,645)
Changes in operating assets and liabilities:
Other assets	36	140	(39)
Accounts payable, accrued expenses, other liabilities	249	(1,946)	685
Due to affiliates	169	(178)	(2,216)
Net cash provided by operating activities	9,244	8,491	1,641

Cash flows from investing activities:
Purchases of leases and loans	-	(12,150)	(182,608)
Proceeds from leases and loans	133,959	154,352	96,992
Security deposits collected, net of returns	(3,214)	(3,429)	(1,130)
Investment in LEAF Funds JV1	-	-	(1,225)
Issuance of membership interest in LEAF Funds JV2 to noncontrolling interest	-	-	428
Investment in LEAF Commercial Finance Fund, net of cash acquired	-	-	(7,649)
Investment in RCF	-	-	(7,545)
Investment in LEAF Funds JV1, net of cash acquired	-	-	(8,382)
Net cash provided by (used in) investing activities	130,745	138,773	(111,119)

Cash flows from financing activities:
Borrowings of debt	90,041	272,622	143,009
Repayment of debt	(221,633)	(405,605)	(102,731)
Decrease (increase) in restricted cash	1,303	2,346	(3,988)
Increase in deferred financing costs	(1,725)	(2,912)	(1,895)
Acquisition of financial derivatives	-	-	(80)
Termination of financial derivatives	(2,875)	(6,439)	-
Limited partners' capital contributions	-	-	87,203
Offering costs incurred for the sale of partnership units	-	-	(10,421)
Cash distributions to partners	(5,089)	(8,431)	(6,216)
Redemption of limited partnership units	-	(72)	(518)
Net cash (used in) provided by financing activities	(139,978)	(148,491)	104,363

Increase (decrease) in cash	11	(1,227)	(5,115)
Cash, beginning of period	394	1,621	6,736
Cash, end of period	$405	$394	$1,621

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2011

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

The Fund has evaluated its December 31, 2011 financial statements for subsequent events through the date the financial statements were issued.

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

Reclassification

Certain reclassifications have been made to 2010 and 2009 reported amounts to conform to the current year presentation.  In the statement of operations, renewal income of approximately $75,000 and $34,000 was reclassified to ‘Interest on equipment financings’ and ‘Rental income,’ respectively, from ‘Other Income’ for the year ended December 31, 2010.  Also, renewal income of approximately $10,000 for the year ended December 31, 2009 that was previously included in ’Other income’ has been reclassified to ‘Interest on equipment financings’ on the statement of operations.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, and the fair value of interest rate swaps and caps. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - Continued
December 31, 2011

Restricted Cash

Restricted cash includes cash being held in reserves by the Fund’s lenders. Restricted cash also includes approximately $5.3 million of customer payments deposited into a lockbox shared with LEAF Financial Corporation and other entities serviced by LEAF Financial Corporation. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst LEAF Financial, the other entities and their respective lenders. These amounts represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not yet transferred to the Fund’s bank account.

Concentration of Credit Risk

As of December 31, 2011, 12% and 15% of the Fund’s commercial finance assets were located in California and New York, respectively.

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

Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the periods ended December 31, 2011, 2010 and 2009.

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

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - Continued
December 31, 2011

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due.  As of December 31, 2011 and 2010, the Fund had $26.8 million and $39.6 million, respectively, of leases and loans on non-accrual status.

Derivative Instruments

The Fund recognizes all derivatives at fair value as either assets or liabilities in the consolidated balance sheets. The accounting for subsequent changes in the fair value of these derivatives depends on whether the derivative has been designated and qualified for hedge accounting treatment pursuant to U.S. GAAP.

The Fund terminated its derivative instruments simultaneously with the pricing of the 2011-1 Term Securitization transaction in January 2011, as the 2011-1 Term Securitization is a fixed rate facility and the Fund was no longer exposed to variable interest rate risk.  Accordingly, the Fund no longer purchases or owns derivative instruments.

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

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - Continued
December 31, 2011

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The FASB has issued the following guidance that is not yet effective for the Fund as of December 31, 2011:

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

Fair Value Measurements - In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance will become effective for the Fund beginning January 1, 2012.  Adoption of this amendment will not significantly impact the Fund’s consolidated financial statements.

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cash paid for:
Interest	$9,277	$22,086	$16,234

Non-cash investing activities:
Increase in participation in loans	$-	$4,121	$1,730

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

In June 2009, the Fund acquired a pool of lease assets through the acquisition of RCF from the Fund’s General Partner, which had acquired RCF in June 2009 from an affiliate of the Fund’s General Partner, for the purpose of transferring the same to the Fund.

In November 2008, the Fund and LEAF III formed LEAF Funds JV1, a joint venture which owned a pool of lease assets. The Fund acquired a 49% interest in such joint venture. The purchase price of $11.6 million represented 49% of the adjusted net equity of LEAF Funds JV1 as of the date of acquisition by the Fund.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - Continued
December 31, 2011

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

The following summarizes the impact of the above transactions on the Fund’s consolidated December 31, 2009 balance sheet as of each respective acquisition date (in thousands):

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

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - Continued
December 31, 2011

NOTE 5 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2011	2010
Direct financing leases (1)	$56,654	$108,406
Loans (2)	130,788	231,953
Operating leases	1,645	4,008
Future payment card receivables	261	313
	189,348	344,680
Allowance for credit losses	(4,410)	(9,854)
	$184,938	$334,826
______________________________________

(1)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 120 months.
(2)	The interest rates on loans generally range from 7% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	December 31,		December 31,
	2011		2010
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$58,450	$145,038	$117,370	$266,679
Unearned income	(4,215)	(11,817)	(11,228)	(29,713)
Residuals, net of unearned residual income (1)	3,256	-	3,578	-
Security deposits	(837)	(2,433)	(1,314)	(5,013)
	$56,654	$130,788	$108,406	$231,953
______________________________________

(1)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2011	2010
Equipment	$6,998	$8,549
Accumulated depreciation	(5,353)	(4,541)
	$1,645	$4,008

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - Continued
December 31, 2011

At December 31, 2011, the future payments scheduled to be received on non-cancelable commercial finance assets for each of the five succeeding annual periods ending December 31, and thereafter, are as follows (in thousands):

	Direct Financing Leases	Loans	Operating Leases (1)	Total
2012	$32,118	$55,135	$585	$87,838
2013	20,117	40,885	82	61,084
2014	4,739	21,716	964	27,419
2015	996	12,205	-	13,201
2016	301	7,069	-	7,370
2017 and thereafter	179	8,028	-	8,207
	$58,450	$145,038	$1,631	$205,119
______________________________________

(1)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans, presented gross of allowance for credit losses of $4.4 million and $9.9 million as of December 31, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2011		2010
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current (a)	$183,187	96.7%	$298,521	86.6%
Delinquent:
31 to 91 days past due	4,118	2.2%	32,276	9.4%
Greater than 91 days (b)	2,043	1.1%	13,883	4.0%
	$189,348	100.0%	$344,680	100.0%
______________________________________

(a)
Included in this category are approximately $24.8 million and $25.7 million as of December 31, 2011 and 2010, respectively, of certain revolving real estate loans which are contractually current but are on the cost recovery method due to continued uncertainty as to collectability of future payments due.

(b)	Balances in this age category are collectively evaluated for impairment.

The Fund had $26.8 million and $39.6 million of leases and loans on non-accrual status as of December 31, 2011 and 2010, respectfully. The credit quality of the Fund’s investment in leases and loans as of December 31, 2011 is as follows (in thousands):

	Years Ended December 31,
	2011	2010
Performing	$162,548	$305,119
Nonperforming	26,800	39,561
	$189,348	$344,680

The Company’s investment in non-performing leases and loans as of December 30, 2011 and 2010 were collectively evaluated for impairment, except for certain revolving credit facilities secured by real estate that were individually evaluated for impairment.  The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Years Ended December 31,
	2011	2010	2009
Allowance for credit losses, beginning of year	$9,854	$15,634	$570
Provision for credit losses	15,685	20,785	19,107
Charge-offs	(23,127)	(28,229)	(4,321)
Recoveries	1,998	1,664	278
Allowance for credit losses, end of year	$4,410	$9,854	$15,634

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - Continued
December 31, 2011

The following table presents the allowance for credit losses and the investment in leases and loans, exclusive of any allowance for credit losses, as of December 31, 2011 and 2010, respectively (in thousands):

	Years Ended December 31,
	2011	2010
Ending balance, individually evaluated for impairment	1,550	-
Ending balance, collectively evaluated for impairment	2,860	$9,854
Balance, end of year	$4,410	$9,854

Recorded investment in leases and term loans:
Ending balance, individually evaluated for impairment	24,757	25,678
Ending balance, collectively evaluated for impairment	164,591	319,002
Balance, end of year	$189,348	$344,680

NOTE 7 – DEFERRED FINANCING COSTS

As of December 31, 2011 and 2010, deferred financing costs, net include $2.6 million and $3.5 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of December 31, 2011 and 2010 was $3.1 million, and $1.8 million, respectively.

NOTE 8 –DEBT

The Fund’s debt consists of the following, net of original issue discount of $7.0 million and $7.2 million at December 31, 2011 and 2010, respectively (in thousands):

	Type	Maturity Date	December 31, 2011 Outstanding Balance (1)	Interest rate per annum	December 31, 2010 Outstanding Balance
Morgan Stanley	Term	(2)	$-	One month LIBOR + 3.0%	$101,855
2011-1 Term Securitization	Term	(2)	56,205	1.7% to 5.5%	N/A
2010-1 Term Securitization	Term	(3)	21,825	5.00%	54,638
2010-3 Term Securitization	Term	(4)	79,881	3.5% to 5.5%	140,482
			$157,911		$296,975
______________________________________

(1)
Collateralized by specific leases and loans and related equipment. As of December 31, 2011, $159.3 million of leases and loans and $13.9 million of restricted cash were pledged as collateral under the Fund’s credit facilities.

(2)
The Morgan Stanley term loan matured on August 4, 2010. This facility was terminated and paid off on January 26, 2011 with the proceeds from the 2011-1 Term Securitization, in which 6 classes of asset-backed notes were issued that  have varying maturity dates ranging  from December 2018 to December 2023. The asset-backed notes totaled $ 96.0 million upon issuance and bear interest at fixed, stated rates ranging from 1.7% to 5.5%.

(3)
Three classes of asset-backed notes were issued, one that matures on October 23, 2016 and two that mature on September 23, 2018, respectively. The asset-backed notes totaled $92.7 million upon issuance on May 18, 2010 and bear interest at a fixed, stated rate of 5% and were issued at an original discount of approximately $6.5 million.

(4)
Five classes of asset-backed notes were issued, one that matures on June 20, 2016 and four that mature on February 20, 2022, respectively. The asset-backed notes totaled $171.4 million upon issuance on August 17, 2010 and bear interest at fixed, stated rates ranging from 3.5% to 5.5% and were issued at an original discount of approximately $3.7 million.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - Continued
December 31, 2011

Average borrowings for the years ended December 31, 2011 and 2010 were $221.1 million and $367.4 million, respectively, at an effective interest rate of 9.5% and 8.9%, respectively.

As of December 31, 2010 the Fund had breached certain financial covenants related to the debt facility with Morgan Stanley.  Those breaches were eliminated with the payoff and termination of this facility.

The Fund also terminated a Morgan Stanley/RBS facility on May 18, 2010 and Wells Fargo and UniCredit facilities on August 17, 2010, with the proceeds from the 2010-1 Term Securitization and 2010-3 Term Securitization, respectively.  The Morgan Stanley/RBS, Wells Fargo, and UniCredit facilities bore interest at LIBOR plus 7.55%, LIBOR plus 4.1%, and the Commercial Paper rate plus 2.5%, respectively.  No amounts remain outstanding or available to us under these facilities as of December 31, 2011.

Debt Repayments: Estimated annual principal payments on the Fund’s aggregate borrowings (presented gross of original issue discount of $7.0 million at December 31, 2011) over the next five years ended December 31, and thereafter, are as follows (in thousands):

December 31, 2012	$66,838
December 31, 2013	53,299
December 31, 2014	23,147
December 31, 2015	10,904
December 31, 2016	5,890
Thereafter	4,806
$164,884

NOTE 9 – SUBORDINATED NOTES PAYABLE

LEAF Commercial Finance Fund, LLC (“LCFF”), a subsidiary of LEAF Funds JV2, has $9.4 million of 8.25% secured promissory notes (the “Notes”) outstanding, which are recourse to LCFF only. The Notes have a six-year term and require interest only payments until their maturity in February 2015. LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period.

Covenants:  The Notes are subject to an interest coverage ratio test, as defined in the Notes agreement.  The Fund was in compliance with this covenant as of December 31, 2011.

NOTE 10 – DERIVATIVE INSTRUMENTS

As noted previously, the Fund terminated all of its interest rate swap agreements pursuant to issuance of the 2011-1 Term Securitization, as the 2011-1 Term Securitization is a fixed rate facility and the Fund was no longer exposed to interest rate risk.  However, prior to issuance of the 2011-1 Term Securitization, the Fund’s bank debt was on a floating-rate basis, which exposed the Fund to interest rate risk if rates rose because it would increase the Fund’s borrowing costs. In addition, when the Fund acquired assets, it based its pricing in part on the spread it would expect to achieve between the interest rate it would charge its customers and the effective interest cost the Fund would pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets were originated and the time they were funded could narrow, eliminate or even reverse this spread.

To manage interest rate risk prior to issuance of the 2011-1 Term Securitization, the Fund employed a hedging strategy using derivative financial instruments such as interest rate swaps.  The Fund did not designate these swaps as cash flow hedges and accordingly any changes in the fair value of derivative instruments was recognized immediately in the accompanying statement of operations.  The Fund did not use derivative financial instruments for trading or speculative purposes. The Fund managed the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - Continued
December 31, 2011

At December 31, 2010, the Fund has 12 interest rate swaps that were scheduled to terminate on various dates ranging from November 2011 to November 2020, and 11 interest rate cap agreements that were scheduled to terminate on various dates ranging from June 2011 to February 2016. These contracts, which fixed the Fund’s interest rates on a portion of its variable rate debt, were based on 1 month LIBOR.  The following table indicates the notional amounts outstanding and the ranges of fixed and variable rates associated with these contracts as of December 31, 2010 (in thousands):

2010
Fixed Caps (notional amount)	$51,099
Fixed Swaps (notional amount)	$37,552
Range of receive rate	.27%-1.86%
Range of pay rate	1.0%-5.4%

The following table indicates the fair value of the derivative contracts as of December 31, 2010 (in thousands):

	Balance Sheet Location	Amount
2010	Derivative assets, at fair value	$147
2010	Derivative liabilities, at fair value	$(2,856)

The following table summarizes the effect of the interest rate swaps on the 2011 and 2010 consolidated statement of operations (in thousands):

	Location of loss recognized in the statement of operations	Amount of loss recognized in the statement of operations
2011	(a)	$(128)
2010	(a)	$(4,787)
______________________________________

(a)	All changes in fair value of derivatives were realized in Mark to market changes on derivative liabilities on the accompanying statements of operations.

 NOTE 11 – FAIR VALUE MEASUREMENT

For cash, receivables and payables, the carrying amounts approximate fair values because of the short term maturity of these instruments. The carrying value of debt approximates fair market value since interest rates of the debt approximate current market rates.

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

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - Continued
December 31, 2011

As discussed in Note 9, subsequent to the 2011-1 Term Securitization all of the funds debt was on as fixed rate basis and the funds interest rate swaps were terminated. Accordingly, there were no assets or liabilities measured at fair value at December 31, 2011.  The fair value of interest rate swaps and caps as of December 31, 2010 was as follows (dollars in thousands):

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

NOTE 12 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2011	2010	2009
Acquisition fees	$-	$241	$2,965
Management fees	-	2,932	3,945
Administrative expenses	2,450	3,095	2,811
Organization and offering expense allowance	-	-	1,972
Underwriting fees	-	-	8,449

Acquisition Fees. An affiliate of the General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Beginning August 1, 2009, the General Partner waived asset management fees and subsequently waived all future management fees.  Approximately $3.1 million and $1.5 million of management fees were waived for the years ended December 31, 2011 and 2010, respectively, and $4.6 million have been waived on a cumulative basis.

Administrative Expenses. The Fund reimburses the General Partner and its affiliates for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

Organization and Offering Expense Allowance and Underwriting Fees. The Fund paid the General Partner and Resource Securities Inc. (formerly Chadwick Securities, Inc.) (“Securities”), a wholly owned subsidiary of RAI, an organization and offering expense allowance based on a sliding scale of the offering proceeds raised. This amount includes reimbursement to Securities to use for the selling dealers’ bona fide accountable due diligence expenses of up to 0.5% of the proceeds of each unit sold by them. These charges were recorded by the Fund as offering costs related to the sale of partnership units.

Securities was paid an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold the units in the offering. Securities also received sales commissions of 7% of the proceeds of each unit that they sold. Securities did not sell any units and did not retain sales commissions for the years ended December 31, 2011 and 2010, respectively.

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - Continued
December 31, 2011

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and LEAF Financial related to acquiring and managing portfolios of equipment, management fees and reimbursed expenses.

Distributions. The General Partner owns a 1% general partner interest and 0.85% limited partner interest in the Fund. The General Partner was paid cash distributions of $51,000 and $80,000 for its general partner interests for the years ended December 31, 2011 and 2010, respectively, and $43,000 and $76,000 for its limited partner interests for the years ended December 31, 2011 and 2010, respectively.

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2011, our internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our General Partner’s management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

On June 8, 2011 we commenced a solicitation of our limited partners seeking their consent to amend the limited partnership agreement.  On October 17, 2011, based on the approval of our limited partners, our General Partner amended the Limited Partnership Agreement to allow us to reinvest Distributable Cash into new equipment, leases and loans during the continuance of the Reinvestment Period without first having to pay the Unpaid Cumulative Return.

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

The following tables sets forth information with respect to the Directors and Executive Officers of our General Partner:

Name	Age	Position
Crit S. DeMent	59	Chief Executive Officer
Jonathan Z. Cohen	41	Director
Jeffrey F. Brotman	48	Director
Robert K. Moskovitz	55	Chief Financial Officer

Crit S. DeMent was Chairman of the Board of Directors and Chief Executive Officer of LEAF Financial since November 2001 until December 14, 2011. Mr. DeMent also serves as Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management since it was formed in August 2006, Chairman of the Board of Directors and Chief Executive Officer of LEAF Funding since March 2003, a Senior Vice President of Resource America since 2005 and Senior Vice President – Equipment Leasing of Resource Capital Corp. since March 2005. Beginning January 1, 2011, Mr. DeMent serves as the Chairman of the Board of Directors and Chief Executive Officer of LEAF Commercial Capital, Inc.  Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996. Mr. DeMent serves as the Chairman of the Board of Directors of the Equipment Leasing and Finance Association.

Jonathan Z. Cohen has been a Director of LEAF Financial Corporation since January 2002, and a Director of LEAF Asset Management since it was formed in August 2006. Mr. Cohen also serves, or has served, in the following positions with Resource America: a Director since 2002, President since 2003, Chief Executive Officer since 2004, Chief Operating Officer from 2002 to 2004, Executive Vice President from 2001 to 2003, and Senior Vice President from 1999 to 2001. In addition, Mr. Cohen serves as Chief Executive Officer, President and a Director of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in 2005. Mr. Cohen also serves as Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC (the general partner of Atlas Pipeline Partners, L.P., a publicly-traded oil and gas pipeline limited partnership) since its formation in 1999, Chairman of the Board of Directors of Atlas Energy GP, LLC (the general partner of Atlas Energy, L.P. (f/k/a Atlas Pipeline Holdings, L.P.), a publicly-traded oil and gas limited partnership) and Vice Chairman of the Board of Directors of Atlas Resource Partners GP, LLC (the general partner of Atlas Resource Partners, L.P., a publicly-traded oil and gas E&P limited partnership) since February 2012.  Mr. Cohen was also Vice Chairman of the Board of Directors of Atlas Energy, Inc. ((f/k/a Atlas America, Inc.) a publicly-traded oil and gas company) from September 2000 until February 2011 and Vice Chairman of Atlas Energy Resources, LLC from June 2006 until February 2011.

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

Robert K. Moskovitz has been Chief Financial Officer of LEAF Financial since February 2004, Treasurer of LEAF Financial from September 2004 until April 2009 and Assistant Secretary of LEAF Financial since June 2007. Mr. Moskovitz also serves as Chief Financial Officer and Assistant Secretary of LEAF Asset Management since it was formed in August 2006, and Chief Financial Officer and a Director of LEAF Funding since May 2004. Beginning January 1, 2011, Mr. Moskovitz serves as the Chief Financial Officer of LEAF Commercial Capital, Inc.  He has over twenty years of experience as the Chief Financial Officer of both publicly and privately owned companies. From 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002 he was Executive Vice President and Chief Financial Officer of ImpactRx, Inc., which provides advanced sales and marketing intelligence to pharmaceutical companies. From 1983 to 2001 Mr. Moskovitz held senior executive level financial positions with several high growth public and privately held companies. He began his professional career with Deloitte & Touché (formerly Touché Ross & Co). Mr. Moskovitz holds a B.S. degree in Business Administration from Drexel University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partners, and holders greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year.  Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2011.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had approximately 2,774 limited partners as of December 31, 2011.

(b)
In 2008, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2011, our General Partner owned 10,753, or 0.85%, of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We rely on our General Partner and its affiliates to manage our operations and pay the General Partner or its affiliates fees to manage us. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2011	2010	2009
Acquisition fees	$-	$241	$2,965
Management fees	-	2,932	3,945
Administrative expenses	2,450	3,095	2,811
Organization and offering expense allowance	-	-	1,972
Underwriting fees	-	-	8,449

Acquisition Fees. An affiliate of the General Partner is paid a fee for assisting us in acquiring equipment subject to existing equipment leases equal to up to 2% of the purchase price we pay for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During our five-year investment period, the management fees will be subordinated to the payment to our limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Beginning August 1, 2009, the General Partner waived asset management fees and subsequently waived all future management fees.  Approximately $3.1 million of management fees were waived for the year ended December 31, 2011 and $4.6 million have been waived on a cumulative basis.

Administrative Expenses. The Fund reimburses the General Partner and its affiliates for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

Organization and Offering Expense Allowance and Underwriting Fees. The Fund paid the General Partner and Resource Securities, Inc. (formerly Chadwick Securities Inc.) (“Securities”), a wholly owned subsidiary of RAI, an organization and offering expense allowance based on a sliding scale of the offering proceeds raised. This amount includes reimbursement to Securities to use for the selling dealers’ bona fide accountable due diligence expenses of up to 0.5% of the proceeds of each unit sold by them. These charges were recorded by the Fund as offering costs related to the sale of partnership units.

Securities was paid an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold the units in the offering. Securities also received sales commissions of 7% of the proceeds of each unit that they sold. Securities did not sell any units and did not retain sales commissions through December 31, 2011.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and LEAF Financial related to acquiring and managing portfolios of equipment, management fees and reimbursed expenses.

Distributions. The General Partner owns a 1% general partner interest and 0.85% limited partner interest in the Fund. The General Partner was paid cash distributions of $51,000 and $80,000 for its general partner interests for the years ended December 31, 2011 and 2010, respectively, and $43,000 and $76,000 for its limited partner interests for the years ended December 31, 2011 and 2010, respectively.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP for the years ended December 31, 2011 and 2010 for professional services rendered were $187,000 and $228,000, respectively.

Audit-Related Fees. We did not incur fees in 2011 for other services not included above.

Tax Fees. We did not incur fees in 2011 for other services not included above.

All Other Fees. We did not incur fees in 2011 for other services not included above.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

Our General Partner’s Board of Directors reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The financial statements required by this Item are set forth in Item 8 – “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

No schedules are required to be presented in this report under Regulation S-X promulgated by the SEC.

3.	Exhibits

Exhibit
No.	Description
3.1	Certificate of Limited Partnership (1)
3.2	Amended and Restated Agreement of Limited Partnership (2)
3.3	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of LEAF Equipment Finance Fund 4, L.P. (6)
4.1	Forms of letters sent to limited partners confirming their investment (1)
10.1	Form of Origination and Servicing Agreement Among LEAF Financial Corporation, LEAF Equipment Finance Fund 4, LP and LEAF Funding, Inc. (1)
10.2	Indenture by and between LEAF Commercial Finance Fund, LLC and U.S. Bank National Association (3)
10.3	Amended and Restated Limited Liability Company Agreement of LEAF Commercial Finance Fund, LLC(3)
10.4	Limited Liability Company Agreement of LEAF Funds Joint Venture 2, LLC (3)
10.5	Indenture between LEAF Receivables Funding 2, LLC and U.S. Bank National Association dated as of May 1, 2010 (4)
10.6	Indenture between LEAF Receivables Funding 4, LLC and U.S. Bank National Association dated as of July 4, 2010 (5)
10.7	Indenture between LEAF Receivables Funding 6, LLC and U.S. Bank National Association dated as of January 6, 2011 (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Changes in Partners’ (Deficit) Capital for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on March 24, 2008 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to Form 8-K on May 8, 2009 and by this reference incorporated herein.
(3)	Filed previously on May 12, 2009 in Post-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to a Current Report on Form 8-K Report dated October 17, 2011.
(7)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF EQUIPMENT FINANCE FUND 4, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, the General Partner

March 28, 2012	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

March 28, 2012	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Crit S. DeMent	Chief Executive Officer of the General Partner	March 28, 2012
Crit S. Dement

/s/ Robert K. Moskovitz	Chief Financial Officer of the General Partner	March 28, 2012
Robert K. Moskovitz	(Principal Accounting and Financial Officer)

/s/ Jonathan Z. Cohen	Director of the General Partner	March 28, 2012
Jonathan Z. Cohen

/s/ Jeffrey F. Brotman	Director of the General Partner	March 28, 2012
Jeffrey F. Brotman