Form 10-Q
period 2012-03-31
LEAF Equipment Finance Fund 4, L.P.
filed 2012-05-15
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-53667

LEAF EQUIPMENT FINANCE FUND 4, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1552209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 South Poplar Street, Suite 101, Wilmington Delaware 19801
(Address of principal executive offices) (Zip Code)

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
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Cash	$66	$405
Restricted cash	14,084	19,202
Investment in leases and loans, net	158,016	184,938
Deferred financing costs, net	2,256	2,629
Other assets	226	217
Total assets	$174,648	$207,391

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Liabilities:
Debt	$129,783	$157,911
Accounts payable, accrued expenses and other liabilities	1,199	1,143
Due to affiliates	522	190
Subordinated notes payable	9,355	9,355
Total liabilities	140,859	168,599

Commitments and contingencies (Note 11)

Capital (deficit):
General partner	(766)	(716)
Limited partners	34,123	39,027
Total partners' capital	33,357	38,311
Noncontrolling interest	432	481
Total capital	33,789	38,792
Total liabilities and capital	$174,648	$207,391

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Interest on equipment financings	$2,610	$5,847
Rental income	452	648
Gains on sales of equipment and lease dispositions, net	482	61
Gain on extinguishment of debt	-	13,677
Other income	338	269
	3,882	20,502

Expenses:
Interest expense	3,631	6,746
Depreciation on operating leases	353	559
Provision for credit losses	2,941	4,549
General and administrative expenses	298	378
Administrative expenses reimbursed to affiliate	389	739
Mark to market changes on derivative liabilities	-	126
	7,612	13,097
Net (loss) income	(3,730)	7,405
Less: Net loss (income) attributable to the noncontrolling interest	49	(183)
Net (loss) income attributable to LEAF 4 partners	$(3,681)	$7,222
Net (loss) income allocated to LEAF 4 limited partners	$(3,644)	$7,150
Weighted average number of limited partner units outstanding during the period	1,259,537	1,259,537
Net income (loss) per weighted average limited partner unit	$(2.89)	$5.68

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net (loss) income	$(3,730)	$7,405
Comprehensive (loss) income	(3,730)	7,405
Comprehensive loss (income) attributable to noncontrolling interest	49	(183)
Comprehensive (loss) income attributable to LEAF 4 partners	$(3,681)	$7,222

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Capital (Deficit)
(In thousands, except unit data)
(Unaudited)

	General			LEAF 4	Non-	Total
	Partner	Limited Partners		Partners’	Controlling	Partners'
	Amount	Units	Amount	Capital	Interest	Capital
Balance, at January 1, 2012	$(716)	1,259,537	$39,027	$38,311	$481	$38,792
Cash distributions paid	(13)	-	(1,260)	(1,273)	-	(1,273)
Net loss	(37)	-	(3,644)	(3,681)	(49)	(3,730)
Balance, March 31, 2012	$(766)	1,259,537	$34,123	$33,357	$432	$33,789

 The accompanying notes are an integral part of this consolidated financial statement.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income attributable to LEAF 4 partners	$(3,681)	$7,222
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on extinguishment of debt	-	(13,677)
Gains on sales of equipment and lease dispositions, net	(482)	(61)
Amortization of deferred charges and discount on debt	1,977	3,918
Depreciation on operating leases	353	559
Provision for credit losses	2,941	4,549
Net (loss) income attributable to the noncontrolling interest	(49)	183
Losses on derivative hedging activities	-	166
Changes in operating assets and liabilities:
Other assets	(9)	15
Accounts payable, accrued expenses, other liabilities	56	311
Due to affiliates	332	107
Net cash provided by operating activities	1,438	3,292

Cash flows from investing activities:
Proceeds from leases and loans	24,271	36,047
Security deposits returned, net of collections	(666)	(227)
Net cash provided by investing activities	23,605	35,820

Cash flows from financing activities:
Borrowings of debt	-	89,748
Repayment of debt	(29,227)	(121,971)
Decrease in restricted cash	5,118	370
Increase in deferred financing costs	-	(1,665)
Termination of financial derivatives	-	(2,875)
Cash distributions to partners	(1,273)	(1,274)
Net cash used in financing activities	(25,382)	(37,667)

(Decrease) increase in cash	(339)	1,445
Cash, beginning of period	405	394
Cash, end of period	$66	$1,839

Supplemental Cash Flow Disclosure:
Cash paid for interest	$1,486	$2,721

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
March 31, 2012
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

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the maturity period, the Fund expects to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2015. The Fund expects to enter its maturity period beginning in October 2014. Contractually, the Fund will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement (the “Partnership Agreement”).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiary LEAF Receivables Funding 4, LLC. The consolidated financial statements also include LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”) and its subsidiaries LEAF Commercial Finance Fund, LLC (LCFF) and LEAF Receivables Funding 6, LLC, as well as LEAF Funding, LLC (“LEAF Funds JV1”) and its wholly owned subsidiaries LEAF Capital Funding III, LLC and LEAF Receivables Funding II, LLC. The Fund maintains a 98%, and 96% ownership interest in LEAF Funds JV2 and LEAF Funds JV1, respectively. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2012, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results of the Fund’s operations for the 2012 fiscal year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012.

The Fund has evaluated subsequent events through the date the financial statements were issued and determined there were no events that have occurred that would require adjustments to the consolidated financial statements.

Reclassification

Certain reclassifications have been made to 2011 reported amounts to conform to the current year presentation.  In the statement of operations, renewal income of approximately $84,000 was reclassified to interest on equipment financings from other income for the three months ended March 31, 2011.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses and the estimated unguaranteed residual values of leased equipment, among others. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

A review for impairment of operating leases is performed whenever events or changes in circumstances indicate that the carrying amount of the operating leases may not be recoverable.  The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds its fair value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment during each of the three month periods ended March 31, 2012 or March 31, 2011.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries.  In evaluating historic performance of the Fund’s leases and loans, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off unless individually reviewed for impairment.  In an individual review for impairment the Fund considers the loans performance, probability of repayment, and general and local economic conditions when assessing whether impairment is necessary.

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

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income and collection fee income, among others.  Late fee income was $268,000 and $195,000 for the three month periods ended March 31, 2012 and March 31, 2011, respectively, and collection fee income was $37,000 and $25,000 for the three month periods ended March 31, 2012 and March 31, 2011, respectively.

Recent Accounting Standards

Accounting Standards Recently Adopted

Comprehensive Income - In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Fund adopted the two-statement approach for the period beginning January 1, 2012.

Fair Value Measurements - In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance was adopted by the Fund for the period beginning January 1, 2012 and did not significantly impact the Fund’s consolidated financial statements.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
Direct financing leases (1)	$47,980	$56,654
Loans (2)	113,163	130,788
Operating leases	1,163	1,645
Future payment card receivables	-	261
	162,306	189,348
Allowance for credit losses	(4,290)	(4,410)
	$158,016	$184,938

(1)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 120 months.
(2)	The interest rates on loans generally range from 7% to 14%.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

The components of direct financing leases and loans, net, are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$48,818	$126,650	$58,450	$145,038
Unearned income	(3,395)	(10,023)	(4,215)	(11,817)
Residuals, net of unearned residual income (1)	3,127	-	3,256	-
Security deposits	(570)	(3,464)	(837)	(2,433)
	$47,980	$113,163	$56,654	$130,788

(1)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):
	March 31,	December 31,
	2012	2011
Equipment	$6,219	$6,998
Accumulated depreciation	(5,056)	(5,353)
	$1,163	$1,645

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $4.3 million and $4.4 million) as of March 31, 2012 and December 31, 2011, respectively (in thousands):

	March 31, 2012		December 31, 2011
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current (a)	$155,966	96.1%	$183,187	96.7%
Delinquent:
31 to 91 days past due	3,288	2.0%	4,118	2.2%
Greater than 91 days (b)	3,052	1.9%	2,043	1.1%
	$162,306	100.0%	$189,348	100.0%

(a)
Included in this category are approximately $22.6 million and $24.8 million as of March 31, 2012 and December 31, 2011, respectively, of certain loans which are contractually current but are on the cost recovery method due to continued uncertainty as to collectability of future payments due.

(b)	Balances in this age category are collectively evaluated for impairment.

The Fund had $25.6 million and $26.8 million of leases and loans on nonaccrual status as of March 31, 2012 and December 31, 2011, respectively.  The credit quality of the Fund’s investment in leases and loans as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)
	March 31,	December 31,
	2012	2011
Performing	$136,677	$162,548
Nonperforming	25,629	26,800
	$162,306	$189,348

The Company’s investments in non-performing leases and loans as of March 31, 2012 and December 31, 2011 were collectively evaluated for impairment, except for certain asset backed loans that were individually evaluated for impairment. The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2012	2011
Allowance for credit losses, beginning of year	$4,410	$9,854
Provision for credit losses	2,941	4,549
Charge-offs	(3,349)	(3,808)
Recoveries	288	259
Allowance for credit losses end of period	$4,290	$10,854

Allowance for credit loss:
Ending balance, individually evaluated for impairment	$2,480	$-
Ending balance, collectively evaluated for impairment	1,810	10,854
Balance, end of year	$4,290	$10,854

Recorded investment in leases and term loans:
Ending balance, individually evaluated for impairment	$22,577	$25,495
Ending balance, collectively evaluated for impairment	139,729	163,853
Balance, end of year	$162,306	$189,348

NOTE 5 – DEFERRED FINANCING COSTS

As of March 31, 2012 and December 31, 2011, deferred financing costs include $2.3 and $2.6 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated life of the related debt. Accumulated amortization as of March 31, 2012 and December 31, 2011 was $3.5 million, and $3.1 million, respectively.

Index

 LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)
NOTE 6 –DEBT

The Fund’s debt consists of the following (in thousands):

					December 31,
	March 31, 2012				2011
			Outstanding	Interest rate per	Outstanding
	Type	Maturity Date	Balance (1) (2)	annum	Balance (2)
2011-1 Term Securitization	Term	(3)	46,001	1.7% to 5.5%	$56,205
2010-1 Term Securitization	Term	(4)	16,831	5.00%	21,825
2010-3 Term Securitization	Term	(5)	66,951	3.5% to 5.5%	79,881
			$129,783		$157,911

(1)
These borrowings are collateralized by specific leases and loans and restricted cash. As of March 31, 2012, $135.4 million of leases and loans and $12.8 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

(2)	The outstanding balances are presented net of unamortized original issue discount of $5.9 million and $7.0 million as of March 31, 2012 and December 31, 2011, respectively.

(3)
On January 26, 2011, a previous lender was paid-off with the proceeds from the 2011-1 Term Securitization in which six classes of asset-backed notes were issued that  have varying maturity dates ranging  from December 2018 to December 2023. The asset-backed notes totaled $96.0 million and bear interest at fixed, stated rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $6.2 million.  As a result of the securitization and cancellation of the term loan, the Fund recognized a gain on extinguishment of debt of $13.7 million.

(4)
On May 18, 2010 three classes of asset-backed notes were issued, one that matures on October 23, 2016 and two that mature on September 23, 2018, respectively. The asset-backed notes total $92.7 million and bear interest at a fixed, stated rate of 5% and were issued at an original discount of $6.5 million.

(5)
On August 17, 2010 five classes of asset-backed notes were issued, one that matures on June 20, 2016 and 4 that mature on February 20, 2022, respectively. The asset-backed notes total $171.4 million and bear interest at fixed, stated rates ranging from 3.5% to 5.5% and were issued at an original discount of $3.7 million.

Debt Repayments:  Excluding $5.9 million of  remaining unamortized discount on the term securitizations, estimated annual principal payments on the Fund’s aggregate borrowings over the next five annual periods ended March 31, and thereafter, are as follows (in thousands):

March 31, 2013	$58,292
March 31, 2014	43,771
March 31, 2015	17,618
March 31, 2016	7,774
March 31, 2017	5,197
Thereafter	3,006
$135,658

NOTE 7 – SUBORDINATED NOTES PAYABLE

LCFF has $9.4 million of its 8.25% secured subordinated promissory notes (the “Notes”) outstanding, which are recourse to LCFF only. The Notes were issued to private investors and require interest only payments until their maturity in February 2015. LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period.

Covenants:  The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test, which LCFF was not in compliance with as of March 31, 2012.  As a result, the note holders have the right to declare an event of default. If the note holders would declare an event of default they have various rights and remedies available to them including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  If the note holders choose to repossess and sell LCFF’s assets, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses to the Company.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

Notwithstanding the foregoing, LCFF is not, nor has been, delinquent on any payments of interest owed to the note holders. LCFF has notified the Trustee of this breach.

NOTE 8 – DERIVATIVE INSTRUMENTS

Since the completion of the 2011-1 Term Securitization in January 2011 all of the Fund’s debt is on a fixed-rate basis which generally mitigates the Fund’s exposure to floating-rate interest rate risk on its borrowings.  Accordingly, the Fund no longer purchases or owns derivative instruments.

Prior to termination of the Fund’s interest rate swaps, the Fund recognized changes in fair value of its derivatives in mark to market changes on derivative liabilities on the accompanying statement of operations.  The Fund incurred a loss on mark to market changes on derivative liabilities of $126,000 for the three month period ended March 31, 2011.

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

There were no assets or liabilities measured at fair value at March 31, 2012 or December 31, 2011.

NOTE 10 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES
The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended March 31,
	2012	2011
Administrative expenses	$389	$739
Management fees	-	-

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate which do not exceed the General Partner’s cost of those fees or services.

Management Fees. Pursuant to the Partnership Agreement, the General Partner is entitled to receive a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital.  The General Partner has waived all future management fees.  Approximately $538,000 of management fees were waived for the three month period ended March 31, 2012 and $5.2 million have been waived on a cumulative basis.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

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

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Index

General Economic Overview

Economic indicators for the quarter ending March 31, 2012 point to continuation of a slow but uncertain recovery from the “Great Recession”.  Among positive trends was further job growth, reduction in jobless claims, and reduction in the unemployment rate.  Growth in manufacturing continued, driven largely by the recovering auto industry.  At the same time rising oil prices and the persistent problems in housing markets pose a serious threat to a sustained pattern of economic growth.  Capital markets remain on edge with the continuing flow of troublesome news related to sovereign debt in the euro-zone.

Certain key indicators of economic activity that were reported in the quarter ending March 31, 2012 are described below.  While these indicators show an overall favorable trend, they also highlight unbalanced economic performance.  While the following uncertainties in the economic outlook persist, and while the economy remains unsettled, our portfolio performance may be affected.

•
The National Federation of Independent Business Small-Business Optimism Index posted a gain in February 2012 which was the sixth consecutive month of gains. The National Federation of Independent Business reports that while the increase is a sign that economic recovery is likely to continue, the Index remains at a historically low level.  This is an important economic indicator for us because small businesses comprise the majority of the borrowers and lessees in our portfolio and consequently the health of the small business community is critical to our portfolio performance.

•
In March 2012, The National Association of Realtors reported that existing home sales in February 2012 declined from the pace in January 2012 but increased as compared to the prior year period. The National Association of Realtors also reported that the pending home sales index, which is a forward looking indicator, posted a decline in February 2012 as compared to January 2012.

•
The S&P Case-Shiller Home Price Index from March 2012 reported annual decreases in home prices of 3.9% and 3.8% for the 10 and 20- City Composite Indices and a decline of 0.8% for both indices in the month of January 2012.

•	During March 2012 the nation added 120,000 jobs and the unemployment rate at the end of March 2012 fell to 8.2% from 8.5% at the end of December 2011.
•
The Institute of Supply Management reported, in March 2012, a broad based growth in U.S. manufacturing.  The Institute of Supply Management’s Employment Index also grew in March 2012, the 30th consecutive month of such gains, which generally supports the national job growth trends.

•
The Equipment Lease and Finance Foundation’s Monthly Confidence Index in March 2012 was 61.7, up significantly from the December 2011 Index of 57.2.    This signifies general optimism among members of the equipment leasing and finance industry fueled largely by growth in business volumes and improving receivables performance.  Similarly the March 2012 Credit Manager’s Index published by the National Association of Credit Managers increased to 56.2 from 54.4 in December 2011 driven largely by growth in new business, improved business payment habits, and declines in business bankruptcies.

Index

Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	March 31,	December 31,
	2012	2011
Investment in leases and loans, net	$158,016	$184,938

Number of contracts	9,200	10,000
Number of individual end users (a)	8,200	9,000
Average original equipment cost	$59.1	$59.6
Average initial lease term (in months)	58	58
Average remaining lease term (in months)	19	23
States accounting for more than 10% of lease and loan portfolio:
New York	16%	15%
California	11%	12%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical equipment	22%	22%
Industrial equipment	20%	20%
Restaurant equipment	11%	11%
Asset based lending	11%	10%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	43%	44%
Finance/Insurance/Real Estate	19%	18%
Retail trade	17%	17%

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

Index

Portfolio Performance
The table below provides information about our commercial finance assets including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Three Months Ended March 31,
			Change
	2012	2011	$	%
Investment in leases and loans before allowance for credit losses	$162,306	$303,892	$(141,586)	(47)%
Less: allowance for credit losses	4,290	10,854	(6,564)	(60)%
Investment in leases and loans, net	$158,016	$293,038	$(135,022)	(46)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$173,547	$314,733	$(141,186)	(45)%
Non-performing assets	$25,629	$41,116	$(15,487)	(38)%
Charge-offs, net of recoveries	$3,061	$3,549	$(488)	(14)%
As a percentage of finance receivables:
Allowance for credit losses	2.64%	3.57%
Non-performing assets	15.79%	13.53%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	1.76%	1.13%

Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance of our leases and loans, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off unless individually reviewed for impairment.  In an individual review for impairment we consider the loans performance, probability of repayment, and general and local economic conditions when assessing whether impairment is necessary. Our policy is to charge-off to the allowance those financings for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt and, therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.

 We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers.  Non-performing assets increased to 15.79% at March 31, 2012 as compared to 13.53% at March 31, 2011, primarily due to continued non-performance of certain non-performing asset based loans.  However, the aging of receivables greater than 91 days past due improved to 1.9% of the portfolio at March 31, 2012 compared to 5.1% at March 31, 2011, which led to a slight decrease in our allowance for credit losses as a percentage of finance receivables period over period.

Our net charge-offs decreased in the 2012 period compared to the 2011 period due to a decrease in the size of our portfolio of leases and loans.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for credit losses and the estimated unguaranteed residual values of leased equipment, among others. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Index

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through March 28, 2012.

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

Three months ended March 31, 2012 compared to three months ended March 31, 2011 (dollars in thousands):

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$2,610	$5,847	$(3,237)	(55)%
Rental income	452	648	(196)	(30)%
Gains on sales of equipment and lease dispositions, net	482	61	421	690%
Gain on extinguishment of debt	-	13,677	(13,677)	(100)%
Other income	338	269	69	26%
	3,882	20,502	(16,620)	(81)%

Expenses:
Interest expense	3,631	6,746	(3,115)	(46)%
Depreciation on operating leases	353	559	(206)	(37)%
Provision for credit losses	2,941	4,549	(1,608)	(35)%
General and administrative expenses	298	378	(80)	(21)%
Administrative expenses reimbursed to affiliate	389	739	(350)	(47)%
Mark to market changes on derivative liabilities	-	126	(126)	(100)%
	7,612	13,097	(5,485)	(42)%
Net (loss) income	(3,730)	7,405	(11,135)
Less: Net loss (income) attributable to the noncontrolling interest	49	(183)	232
Net (loss) income attributable to LEAF 4 partners	$(3,681)	$(183)	$(3,498)
Net (loss) income allocated to LEAF 4 limited partners	$(3,644)	$(181)	$(3,463)

The decrease in total revenues was primarily attributable to the following:

●
A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $173.5 million for the three months ended March 31, 2012 as compared to $314.7 million for the three months ended March 31, 2011, a decrease of $141.2 million or 45%.

●	A non-recurring gain on extinguishment of debt of $13.7 million for the three months ended March 31, 2011 related to the payoff and termination of a previous credit facility.

These decreases in total revenue were offset, in part, by an increase in gains on sales of equipment. Gains or losses can vary significantly from period to period.

The decrease in total expenses was primarily a result of the following:

●
A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the three months ended March 31, 2012 and 2011 were $143.6 million and $277.6 million, respectively. The interest expense reduction was primarily driven by the reduction in the size of our portfolio of leases and loans.

●
A decrease in our provision for credit losses is principally due to a decrease of our equipment financing portfolio and an improvement in the aging of our receivables. The aging of our receivables greater than 91 days past due improved to 1.9% of the portfolio at March 31, 2012 compared to 5.1% at March 31, 2011.

●	A decrease in administrative expenses reimbursed to affiliates occurred due to the reduction in the size of our portfolio.

Index

●
A decrease in mark to market changes on derivative liabilities. Subsequent to our 2011-1 Term Securitization all of our debt was on a fixed rate basis and accordingly, we terminated all of our outstanding interest rate swaps.

The net income (loss) per limited partner unit, after the net income (loss) allocated to our General Partner, for the three months ended March 31, 2012 and 2011 was $(2.89) and $5.68, respectively, based on a weighted average number of limited partner units outstanding of 1,259,537 each period.

Liquidity and Capital Resources

General
Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans and distributions to partners.

We believe at this time that future net cash inflows will be sufficient to finance operations and meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$1,438	$3,292
Net cash provided by investing activities	23,605	35,820
Net cash used in financing activities	(25,382)	(37,667)
(Decrease) increase in cash	$(339)	$1,445

Cash decreased by $339,000 due to debt repayments of $29.2 million and distributions to partners of $1.3 million, partially offset by net proceeds from lease and loan assets of $23.6 million, a reduction in our restricted cash of $5.1 million, and a decrease in cash provided by operating activities to $1.4 million.

Partner’s distributions paid for the three months ended March 31, 2012 and March 31, 2011 were $1.3 million. Cumulative partner distributions paid from our inception to March 31, 2012 were approximately $21.4 million. To date, limited partners have received total distributions of approximately 17% of their original amount invested, depending upon when the investment was made.   Partner distributions for the three months ended March 31, 2012 and 2011 were made at a rate of 4.0% of capital invested. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers and prevailing economic conditions.

Beginning August 1, 2010, our General Partner waived its asset management fee and subsequently waived all future management fees. Through March 31, 2012, the General Partner has waived $5.2 million of asset management fees, of which $539,000 related to the three months ended March 31, 2012.

 Borrowings
Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of March 31, 2012 were as follows (in thousands):

			Amount	Amount of
	Type	Maturity	Outstanding	Collateral (1)
2011-1 Term Securitization	Term	(2)	$46,001	$49,312
2010-1 Term Securitization	Term	(3)	16,831	21,715
2010-3 Term Securitization	Term	(4)	66,951	77,142
			$129,783	$148,169

(1)
These borrowings are collateralized by specific leases and loans and restricted cash. As of March 31, 2012, $135.4 million of leases and loans and $12.8 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

(2)
On January 26, 2011, a previous lender was paid-off with the proceeds from the 2011-1 Term Securitization in which six classes of asset-backed notes were issued that  have varying maturity dates ranging  from December 2018 to December 2023. The asset-backed notes totaled $96.0 million and bear interest at fixed, stated rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $6.2 million.  As a result of the securitization and cancellation of the term loan, we recognized a gain on extinguishment of debt of $13.7 million.

Index

(3)
On May 18, 2010 three classes of asset-backed notes were issued, one that matures on October 23, 2016 and two that mature on September 23, 2018, respectively. The asset-backed notes total $92.7 million and bear interest at a fixed, stated rate of 5% and were issued at an original discount of $6.5 million.

(4)
On August 17, 2010 five classes of asset-backed notes were issued, one that matures on June 20, 2016 and 4 that mature on February 20, 2022, respectively. The asset-backed notes total $171.4 million and bear interest at fixed, stated rates ranging from 3.5% to 5.5% and were issued at an original discount of $3.7 million.

In addition to the above borrowings, LEAF Commercial Finance Fund, LLC (“LCFF”), a subsidiary of LEAF Funds JV2, has $9.4 million of its 8.25% secured subordinated promissory notes (the “Notes”) outstanding, which are recourse to LCFF only. The Notes were issued to private investors and require interest only payments until their maturity in February 2015. LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period.

The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test, which LCFF was not in compliance with as of March 31, 2012.  As a result, the note holders have the right to declare an event of default.  If the note holders would declare an event of default they have various rights and remedies available to them including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  If the note holders choose to repossess and sell LCFF’s assets, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses to us.

Notwithstanding the foregoing, LCFF is not, nor has been, delinquent on any payments of interest owed to the note holders.  LCFF has notified the Trustee of this breach.

Our primary source of liquidity comes from payments on our lease and loan portfolio. Our liquidity has been and could be further adversely affected by higher than expected equipment lease defaults, which results in a loss of revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults are sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. As our lease portfolio ages, and if the recovery in the United States economy falters for a substantial period of time, we may need to increase our allowance for credit losses.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

ITEM 6	– EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Limited Partnership (1)
3.2	Amended and Restated Agreement of Limited Partnership (2)
3.3	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of LEAF Equipment Finance Fund 4, L.P. (7)
4.1	Forms of letters sent to limited partners confirming their investment (1)
10.1	Form of Origination and Servicing Agreement Among LEAF Financial Corporation, LEAF Equipment Finance Fund 4, LP and LEAF Funding, Inc. (1)
10.2	Indenture by and between LEAF Commercial Finance Fund, LLC and U.S. Bank National Association (3)
10.3	Amended and Restated Limited Liability Company Agreement of LEAF Commercial Finance Fund, LLC(3)
10.4	Limited Liability Company Agreement of LEAF Funds Joint Venture 2, LLC (3)
10.5	Indenture between LEAF Receivables Funding 2, LLC and U.S. Bank National Association dated as of May 1, 2010 (4)
10.6	Indenture between LEAF Receivables Funding 4, LLC and U.S. Bank National Association dated as of July 4, 2010 (5)
10.7	Indenture between LEAF Receivables Funding 6, LLC and U.S. Bank National Association dated as of January 6, 2011 (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations for the three month periods ended March 31, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the three month period ended March 31, 2012; (iv) the Consolidated Statements of Changes in Partners’ (Deficit) Capital for the three month period ended March 31, 2012; (iv) the Consolidated Statements of Cash Flows for the periods ended March 31, 2012 and 2011; and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on March 24, 2008 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to Form 8-A on May 8, 2009 and by this reference incorporated herein.
(3)	Filed previously on May 12, 2009 in Post-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to form 8-K on October 20, 2011 and by this reference incorporated herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF EQUIPMENT FINANCE FUND 4, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, the General Partner

May 15, 2012	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

May 15, 2012	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer