Form 10-Q
period 2012-06-30
LEAF Equipment Finance Fund 4, L.P.
filed 2012-08-13
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30, 2012	December 31,
	(Unaudited)	2011
ASSETS
Cash	$229	$405
Restricted cash	12,984	19,202
Investment in leases and loans, net	133,618	184,938
Deferred financing costs, net	1,927	2,629
Other assets	116	217
Total assets	$148,874	$207,391

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	$108,473	$157,911
Accounts payable, accrued expenses and other liabilities	1,513	1,143
Due to affiliates	834	190
Subordinated notes payable	9,355	9,355
Total liabilities	120,175	168,599

Commitments and contingencies (note 11)

Partners’ (Deficit) Capital:
General partner	(818)	(716)
Limited partners	29,132	39,027
Total LEAF 4 partners' capital	28,314	38,311
Noncontrolling interest	385	481
Total partners’ capital	28,699	38,792
Total liabilities and partners' capital	$148,874	$207,391

The accompanying notes are an integral part of these consolidated financial statements

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Interest on equipment financings	$2,460	$4,814	$5,070	$10,661
Rental income	354	713	806	1,360
Gains on sale of equipment and lease dispositions, net	259	852	741	913
Gain on extinguishment of debt	-	-	-	13,677
Other income	236	284	574	544
	3,309	6,663	7,191	27,165

Expenses:
Interest expense	3,159	5,466	6,789	12,212
Depreciation on operating leases	255	534	607	1,093
Provision for credit losses	3,003	4,655	5,944	9,204
General and administrative expenses	380	519	678	897
Administrative expenses reimbursed to affiliate	330	634	720	1,374
Mark to market changes on derivative activities	-	-	-	126
	7,127	11,808	14,738	24,906
Net (loss) income	(3,818)	(5,145)	(7,547)	2,259
Less: Net loss (income) attributable to the noncontrolling interest	48	134	96	(49)
Net (loss) income attributable to LEAF 4 partners	$(3,770)	$(5,011)	$(7,451)	$2,210
Net (loss) income allocated to LEAF 4's limited partners	$(3,732)	$(4,961)	$(7,376)	$2,188
Weighted average number of limited partner units outstanding during the period	1,259,537	1,259,537	1,259,537	1,259,537

Net loss per weighted average limited partner unit	$(2.96)	$(3.94)	$(5.86)	$1.74

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(In thousands, except unit data)
(Unaudited)

	General Partner	Limited Partners		LEAF 4 Partners’ (Deficit)	Non- Controlling	Total Partners’ (Deficit)
	Amount	Units	Amount	Capital	Interest	Capital
Balance, at January 1, 2012	$(716)	1,259,537	$39,027	$38,311	$481	$38,792
Cash distributions paid	(27)	-	(2,519)	(2,546)	-	(2,546)
Net loss	(75)	-	(7,376)	(7,451)	(96)	(7,547)
Balance, June 30, 2012	$(818)	1,259,537	$29,132	$28,314	$385	$28,699

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(7,547)	$2,259
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on extinguishment of debt	-	(13,677)
Gains on sale of equipment and lease dispositions, net	(741)	(913)
Amortization of deferred charges and discount on debt	3,674	6,942
Depreciation on operating leases	607	1,093
Provision for credit losses	5,944	9,204
Loss on derivative hedging activities	-	166
Changes in operating assets and liabilities:
Other assets	101	(6)
Accounts payable, accrued expenses, and other liabilities	370	312
Due to affiliates	644	(21)
Net cash provided by operating activities	3,052	5,359

Cash flows from investing activities:
Purchases of leases and loans	(384)	-
Proceeds from leases and loans	46,140	73,369
Security deposits returned, net of collections	(1,174)	(1,043)
Net cash provided by investing activities	44,582	72,326

Cash flows from financing activities:
Borrowings of debt	-	89,748
Repayment of debt	(51,482)	(162,286)
Decrease in restricted cash	6,218	2,572
Increase in deferred financing costs	-	(1,665)
Termination of financial derivatives	-	(2,875)
Cash distributions to partners	(2,546)	(2,546)
Net cash used in financing activities	(47,810)	(77,052)

(Decrease) increase in cash	(176)	633
Cash, beginning of period	405	394
Cash, end of period	$229	$1,027

Cash paid for interest	$3,160	$5,201

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
June 30, 2012
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

The Fund is expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the maturity period, the Fund expects to continue to return capital to its partners as those leases and loans mature. All of the Fund’s leases and loans mature by the end of 2022. The Fund expects to enter its maturity period beginning in October 2014. Contractually, the Fund will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement (the “Partnership Agreement”).

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

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2012, and the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results of the Fund’s operations for the 2012 fiscal year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012.

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
Notes To Consolidated Financial Statements - (Continued)
June 30, 2012
(Unaudited)

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

A review for impairment of operating leases is performed whenever events or changes in circumstances indicate that the carrying amount of the operating leases may not be recoverable.  The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds its fair value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment during each of the three and six month periods ended June 30, 2012 or June 30, 2011.

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

Income is not recognized on leases and loans when a default on payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount.

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income and collection fee income, among others.    The Fund recognizes late fee income as fees are collected. Late fee income was $208,000 and $513,000, respectively, for the three and six months ended June 30, 2012 and $248,000 and $468,000, respectively, for the three and six months ended June 30, 2011.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2012
(Unaudited)

Recent Accounting Standards

Accounting Standards Recently Adopted

Comprehensive Income - In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income as part of the statement of changes in equity.  The amendment requires that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Fund adopted the two-statement approach for the period beginning January 1, 2012.  However, adoption of this standard did not impact the Fund's financial statements for the three and six months ending June 30, 2012 as the Fund had no items of other comprehensive income.

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

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30, 2012	December31, 2011
Direct financing leases (1)	$40,296	$56,654
Loans (2)	97,224	130,788
Operating leases	728	1,645
Future payment card receivables	-	261
	138,248	189,348
Allowance for credit losses	(4,630)	(4,410)
	$133,618	$184,938

(1)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 120 months.
(2)	The interest rates on loans generally range from 7% to 16%.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2012
(Unaudited)

The components of direct financing leases and loans, net, are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$40,330	$106,816	$58,450	$145,038
Unearned income	(2,565)	(7,869)	(4,215)	(11,817)
Residuals, net of unearned residual income (1)	2,938	-	3,256	-
Security deposits	(407)	(1,723)	(837)	(2,433)
	$40,296	$97,224	$56,654	$130,788

(1)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Equipment	$5,116	$6,998
Accumulated depreciation	(4,388)	(5,353)
	$728	$1,645

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $4.6 million and $4.4 million) as of June 30, 2012 and December 31, 2011, respectively (in thousands):

	June 30, 2012		December 31, 2011
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current (a)	$134,737	97.5%	$183,187	96.7%
Delinquent:
31 to 91 days past due	1,755	1.3%	4,118	2.2%
Greater than 91 days (b)	1,756	1.3%	2,043	1.1%
	$138,248	100.0%	$189,348	100.0%

(a)
Included in this category are approximately $22.0 million and $24.8 million as of June 30, 2012 and December 31, 2011, respectively, of certain loans which are contractually current but are on the cost recovery method due to continued uncertainty as to collectability of future payments due.

(b)	Balances in this age category are collectively evaluated for impairment.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2012
(Unaudited)

The Fund had $23.8 million and $26.8 million of leases and loans on nonaccrual status as of June 30, 2012 and December 31, 2011, respectively.  The credit quality of the Fund’s investment in leases and loans as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Performing	$114,498	$162,548
Nonperforming	23,750	26,800
	$138,248	$189,348

The Company’s investments in non-performing leases and loans as of June 30, 2012 and December 31, 2011 were collectively evaluated for impairment, except for certain asset backed loans that were individually evaluated for impairment. The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Allowance for credit losses, beginning of period	$4,290	$10,854	$4,410	$9,854
Provision for credit losses	3,003	4,655	5,944	9,204
Charge-offs	(3,026)	(9,565)	(6,376)	(13,373)
Recoveries	363	566	652	825
Allowance for credit losses end of period	$4,630	$6,510	$4,630	$6,510

Allowance for credit losses:
Ending balance, individually evaluated for impairment	$3,580	$-	$3,580	$-
Ending balance, collectively evaluated for impairment	1,050	6,510	1,050	6,510
Balance, end of year	$4,630	$6,510	$4,630	$6,510

Recorded investment in leases and term loans:
Ending balance, individually evaluated for impairment	$21,994	$25,327	$21,994	$25,327
Ending balance, collectively evaluated for impairment	116,254	164,021	116,254	164,021
Balance, end of year	$138,248	$189,348	$138,248	$189,348

NOTE 5 – DEFERRED FINANCING COSTS

As of June 30, 2012 and December 31, 2011, deferred financing costs include $1.9 million and $2.6 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of June 30, 2012 and December 31, 2011 was $3.8 million, and $3.1 million, respectively.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2012
(Unaudited)

NOTE 6 –DEBT

The Fund’s debt consists of the following (in thousands):

	June 30, 2012				December 31, 2011
	Type	Maturity Date	Outstanding Balance (1) (2)	Interest rate per annum	Outstanding Balance
2011-1 Term Securitization	Term	(3)	$39,610	1.7% to 5.5%	$56,205
2010-1 Term Securitization	Term	(4)	13,147	5.00%	21,825
2010-3 Term Securitization	Term	(5)	55,716	3.5% to 5.5%	79,881
			$108,473		$157,911

(1)
These borrowings are collateralized by specific leases and loans and restricted cash. As of June 30, 2012, $113.2 million of leases and loans and $11.7 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

(2)	The outstanding balances are presented net of unamortized original issue discount of $4.9 million and $7.0 million as of June 30, 2012 and December 31, 2011, respectively.

(3)
On January 26, 2011, a previous lender was paid-off with the proceeds from the 2011-1 Term Securitization in which six classes of asset-backed notes were issued that  have varying maturity dates ranging  from December 2018 to December 2023. The asset-backed notes totaled $96.0 million and bear interest at fixed, stated rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $6.2 million.  As a result of the retirement of the previous term loan, the Fund recognized a gain on extinguishment of debt of $13.7 million.

(4)
On May 18, 2010 three classes of asset-backed notes were issued (The “2010-1 Term Securitization”), one that matures on October 23, 2016 and two that mature on September 23, 2018, respectively. The asset-backed notes total $92.7 million and bear interest at a fixed, stated rate of 5% and were issued at an original discount of $6.5 million.

(5)
On August 17, 2010 five classes of asset-backed notes were issued (The “2010-3 Term Securitization”), one that matures on June 20, 2016 and 4 that mature on February 20, 2022, respectively. The asset-backed notes total $171.4 million and bear interest at fixed, stated rates ranging from 3.5% to 5.5% and were issued at an original discount of $3.7 million.

The Fund’s securitizations are serviced by an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer or the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The portfolios of the 2010-1 Term Securitization and 2010-3 Term Securitization exceeded the cumulative net loss percentage permitted in April 2012.  Accordingly, the noteholders were notified and discussions are ongoing about a resolution to each facility.  Whereas the noteholders have the right to appoint a successor Servicer to replace the General Partner’s affiliate, to date they have not elected to do so.

This event does not constitute an event of default on the 2010-1 Term Securitization or the 2010-3 Term Securitization.  Additionally, the Fund is not, nor has been, delinquent on any payments owed to the noteholders.

Debt Repayments:  Excluding $4.9 million of  remaining unamortized discount on the term securitizations, estimated annual principal payments on the Fund’s aggregate borrowings over the next five annual periods ended June 30, and thereafter, are as follows (in thousands):

June 30, 2013	$51,052
June 30, 2014	34,670
June 30, 2015	13,989
June 30, 2016	6,507
June 30, 2017	4,874
Thereafter	2,311
$113,403

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2012
(Unaudited)

NOTE 7 – SUBORDINATED NOTES PAYABLE

LCFF has $9.4 million of 8.25% secured subordinated promissory notes (the “Notes”) outstanding, which are recourse to LCFF only. The Notes were issued to private investors and require interest only payments until their maturity in February 2015. LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period.

Covenants:  The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test, which LCFF was not in compliance with as of June 30, 2012.  LCFF notified the Trustee of this breach in April 2012.  As a result, the note holders have the right to declare an event of default, which to date has not occurred.  If the note holders would declare an event of default they have various rights and remedies available to them including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  If the note holders choose to repossess and sell LCFF’s assets, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses to the Company.

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

Prior to termination of the Fund’s interest rate swaps, the Fund recognized changes in fair value of its derivatives in mark to market changes on derivative liabilities on the accompanying statement of operations.  The Fund incurred a loss on mark to market changes on derivative liabilities of $126,000 for the six month period ended June 30, 2011.

NOTE 9 – FAIR VALUE MEASUREMENT

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

●	Level 1 – Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

●
Level 2 – Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

●
Level 3 – Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

There were no assets or liabilities measured at fair value at June 30, 2012 or December 31, 2011.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2012
(Unaudited)

The Fund is also required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments. At December 31, 2011, the carrying value of debt approximated fair value as interest rates were comparable to current market rates.

Subsequent to the adoption of ASU 2011-04, the Fund is also required to disclose the methods used to estimate fair value and the level within the fair value hierarchy with which the fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at June 30, 2012 is as follows (in thousands):

		Fair Value Measuring Using			Liabilities
	Carrying Value	Level 1	Level 2	Level 3	At Fair Value
Debt, at June 30, 2012	$108,473	$-	$105,495	$-	$105,495

The fair value of the debt at June 30, 2012 was determined using quoted prices obtained from a broker-dealer as of the measurement date.

NOTE 10 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Administrative expenses	$330	$634	$720	$1,374
Management fees	-	-	-	-

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate which do not exceed the General Partner’s cost of those fees or services.

Management Fees. Pursuant to the Partnership Agreement, the General Partner is entitled to receive a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital.  The General Partner has waived all future management fees.  Approximately $1.0 million of management fees were waived for the six month period ended June 30, 2012 and $5.6 million have been waived on a cumulative basis.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and its affiliates related to acquiring and managing portfolios of equipment, management fees and reimbursed expenses.

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

Business

We are a Delaware limited partnership formed on January 25, 2008 by our general partner, LEAF Asset Management, LLC (the “General Partner”), which, along with its affiliates, manages us. Our General Partner is a Delaware limited liability company and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Our offering period began on August 12, 2008. Through our offering termination date of October 30, 2009, we raised $125.7 million by selling 1.2 million of our limited partner units. We commenced operations in September 2008.

We expect to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent maturity period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans during the maturity period, we expect to continue to return capital to our partners as those leases and loans mature. All of our leases and loans mature by the end of 2022. We expect to enter our maturity period beginning in October 2014. We will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF Financial”), an affiliate of our General Partner and also a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We also invest in equipment, leases and secured loans through joint venture arrangements with our General Partner’s affiliated investment programs. We finance business essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

●	500 or fewer employees;

●	$1.0 billion or less in total assets;

●	Or $100.0 million or less in total annual sales.

Our principal objective is to generate regular cash distributions to our limited partners.

Index

General Economic Overview

Economic indicators for the quarter ending June 30, 2012 suggest that the recovery from the Great Recession has slowed and in fact may have stalled.  A steady stream of economic reports during the second quarter of 2012 shows declines in economic activity across a wide range of the U.S. economy.  The abundance of negative news in the second quarter is in stark contrast to first quarter 2012 economic reports that seemed to suggest the economic recovery was gaining momentum.  Adding to the economic uncertainty are the on-going and accelerating problems with sovereign debt and the banking system in the euro-zone. There is also evidence of business inertia caused by a “wait and see” posture by businesses due to the uncertainty caused in an election year with respect to taxation and regulation. Specific economic indicators and reports that were released in the second quarter of 2012 that show the downward trend are summarized below.

●
The June 2012 Institute of Supply Management report on the U.S. manufacturing sector indicated that manufacturing has declined for the first time since July 2009 due to concern over uncertainties in the economies in Europe and China.

●	The Case-Shiller Home Price report released June 26, 2012 showed that home prices are declined from levels one year earlier. Housing is a key engine for economic growth.
●	The U.S. unemployment rate which had been declining remained flat at 8.2% in June 2012.
●	The International Monetary Fund’s annual report on the U.S. economy predicts that economic growth in the U.S. will remain depressed over the next two years.
●	The Reuters/University of Michigan consumer confidence index showed a steep decline.
●
The National Associate of Credit Management Index declined in June 2012 for the second month in a row as indications of business expansion are lower.  The number of new credit applications was down and the number of accounts placed for collection was up.

●
The National Federation of Independent Business Optimism Index declined to “historically low” levels with many small businesses reported as being reluctant to expand their businesses and hire new workers.

●
The Equipment Lease and Finance Foundation’s Monthly Confidence Index was down in June 2012 “reflecting growing concern over the European debt crisis, U.S. unemployment and regulatory and political uncertainty”.

The foregoing presents an unfavorable report on the general economic condition at June 30, 2012 and casts doubt on the future of the recovery from the Great Recession, and while this condition continues our portfolio performance may be negatively affected.

Index

Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	June 30, 2012	December 31,2011
Investment in leases and loans, net	$133,618	$184,938

Number of contracts	8,500	10,000
Number of individual end users (1)	7,600	9,000
Average original equipment cost	$57.7	$59.6
Average initial lease term (in months)	58	58
Average remaining lease term (in months)	18	23
States accounting for more than 10% of lease and loan portfolio:
New York	17%	15%
California	11%	12%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical equipment	22%	22%
Industrial equipment	19%	20%
Asset based lending	12%	10%
Restaurant equipment	11%	11%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	43%	44%
Finance/Insurance/Real Estate	21%	18%
Retail trade	16%	17%

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

Index

Portfolio Performance

The table below provides information about our commercial finance assets including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Six Months Ended June 30,
			Change
	2012	2011	$	%
Investment in leases and loans before allowance for credit losses	$138,248	$257,902	$(119,654)	(46)%
Less: allowance for credit losses	(4,630)	(6,510)	1,880	(29)%
Investment in leases and loans, net	$133,618	$251,392	$(117,774)	(47)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$160,722	$293,886	$(133,164)	(45)%
Non-performing assets	$23,750	$35,379	$(11,629)	(33)%
Charge-offs, net of recoveries	$5,724	$12,548	$(6,824)	(54)%
As a percentage of finance receivables:
Allowance for credit losses	3.35%	2.52%
Non-performing assets	17.2%	13.72%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	3.56%	4.27%

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

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers.  Non-performing assets increased to 17.2% at June 30, 2012 as compared to 13.72% at June 30, 2011, primarily due to continued non-performance of certain non-performing asset based loans.  However, the aging of receivables greater than 91 days past due improved to 1.3% of the portfolio at June 30, 2012 compared to 3.9% at June 30, 2011.

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

Three months ended June 30, 2012 compared to three months ended June 30, 2011 (dollars in thousands):

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$2,460	$4,814	$(2,354)	(49)%
Rental income	354	713	(359)	(50)%
Gains on sale of equipment and lease dispositions, net	259	852	(593)	(70)%
Other income	236	284	(48)	(17)%
	3,309	6,663	(3,354)	(50)%

Expenses:
Interest expense	3,159	5,466	(2,307)	(42)%
Depreciation on operating leases	255	534	(279)	(52)%
Provision for credit losses	3,003	4,655	(1,652)	(35)%
General and administrative expenses	380	519	(139)	(27)%
Administrative expenses reimbursed to affiliate	330	634	(304)	(48)%
Management fees to affiliate	-	-	-	(100)%
	7,127	11,808	(4,681)	(40)%
Net loss	(3,818)	(5,145)	1,327
Less: Net loss attributable to the noncontrolling interest	48	134	(86)
Net loss attributable to LEAF 4 partners	$(3,770)	$(5,011)	$1,241
Net loss allocated to LEAF 4's limited partners	$(3,732)	$(4,961)	$1,229

The decrease in total revenues was primarily attributable to the following:

●
A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $147.9 million for the three months ended June 30, 2012 as compared to $273.3 million for the three months ended June 30, 2011, a decrease of $125.4 million or 46%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

●
Gains on the sale of equipment and lease dispositions decreased $593,000 to $259,000 for the three months ended June 30, 2012 compared to $852,000 for the three months ended June 30, 2011.  Gains and losses on sales of equipment may vary significantly from period to period.

The decrease in total expenses was primarily a result of the following:

●
A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the three months ended June 30, 2012 and 2011 were $120.4 million and $235.0 million, respectively. Borrowings for the three months ended June 30, 2012 and 2011 were at an effective interest rate of 10.5% and 9.3%, respectively. The interest expense reduction was primarily driven by the reduction in the size of our portfolio of leases and loans.

●
A decrease in our provision for credit losses is principally due to a decrease of our equipment financing portfolio and an overall improvement in the aging of our receivables, partially offset by an individual reserve applied to certain non-performing asset backed leases and loans. The aging of our receivables greater than 91 days past due improved to 1.3% of the portfolio at June 30, 2012 compared to 3.9% at June 30, 2011.  However, the individual reserve applied to certain non-performing asset backed leases and loans increased $1.1 million to $3.6 million at June 30, 2012.  There was no individual reserve applied to these assets at June 30, 2011.

●	A decrease in administrative expenses reimbursed to affiliates and general and administrative expenses occurred due to the reduction in the size of our portfolio.

Index

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended June 30, 2012 and 2011 was $2.96 and $3.94, respectively, based on a weighted average number of limited partner units outstanding of 1,259,537 each period.

Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011 (dollars in thousands):

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$5,070	$10,661	$(5,591)	(52)%
Rental income	806	1,360	(554)	(41)%
Gains on sale of equipment and lease dispositions, net	741	913	(172)	(19)%
Gain on extinguishment of debt	-	13,677	(13,677)	(100)%
Other income	574	554	20	4%
	7,191	27,165	(19,974)	(74)%

Expenses:
Interest expense	6,789	12,212	(5,423)	(44)%
Depreciation on operating leases	607	1,093	(486)	(44)%
Provision for credit losses	5,944	9,204	(3,260)	(35)%
General and administrative expenses	678	897	(219)	(24)%
Administrative expenses reimbursed to affiliate	720	1,374	(654)	(48)%
Mark to market changes on derivative activites	-	126	(126)	(100)%
Management fees to affiliate	-	-	-	(100)%
	14,738	24,906	(10,168)	(41)%
Net (loss) income	(7,547)	2,259	(9,806)
Less: Net loss (income) attributable to the noncontrolling interest	96	(49)	145
Net (loss) income attributable to LEAF 4 partners	$(7,451)	$2,210	$(9,661)
Net (loss) income allocated to LEAF 4's limited partners	$(7,376)	$2,188	$(9,564)

The decrease in total revenues was primarily attributable to the following:

●
A decrease in interest income on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $160.7 million for the six months ended June 30, 2012 as compared to $293.9 million for the six months ended June 30, 2011, a decrease of $133.2 million or 45.0%.

●
Gains on the sale of equipment and lease dispositions decreased $172,000 to $741,000 for the six months ended June 30, 2012 compared to $913,000 for the six months ended June 30, 2011.  Gains and losses on sales of equipment may vary significantly from period to period.

●
The six month period ended June 30, 2011 was significantly impacted by a non-recurring gain on the extinguishment of debt of $13.7 million related to the payoff and termination of a term facility. This non-recurring gain increased limited partner’s earnings per unit for the six month period ending June 30, 2011 by $10.86.

Index

The decrease in total expenses was primarily a result of the following:

●
A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the six months ended June 30, 2012 and 2011 were $132.0 million and $277.6 million, respectively. Borrowings for the six months ended June 30, 2012 and 2011 were at an effective interest rate of 10.3% and 9.5%, respectively. The interest expense reduction was primarily driven by the reduction in the size of our portfolio of leases and loans.

●	A decrease in depreciation on operating leases related to our decrease in our investment in operating leases.

●
A decrease in our provision for credit losses. Our provision for credit losses has decreased due to the decrease in size of the portfolio and an improvement in the aging of our receivables, partially offset by an individual reserve applied to certain non-performing asset backed leases and loans. The aging of our receivables greater than 91 days past due improved to 1.3% of the portfolio at June 30, 2012 compared to 3.9% at June 30, 2011.  However, the individual reserve applied to certain non-performing asset backed leases and loans increased $2.1 million to $3.6 million at June 30, 2012.  There was no individual reserve applied to these assets at June 30, 2011.

●	A decrease in administrative expenses reimbursed to affiliates and general and administrative expenses occurred due to the reduction in the size of our portfolio.

●
A decrease in mark to market changes on derivative activities.  As noted previously, subsequent to the completion of the 2011-1 Term Securitization, all of our debt was on a fixed-rate basis and, therefore, we terminated all of our interest rate swap contracts in January 2011.  Accordingly, we no longer own any derivative instruments.

The net (loss) income per limited partner unit, after the net loss allocated to our General Partner, for the six months ended June 30, 2012 and 2011 was $(5.86) and $1.74, respectively, based on a weighted average number of limited partner units outstanding of 1,259,537 each period.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements, in addition to normal operating expenses are for debt service, investment in leases and loans and distributions to partners.

We believe at this time that future net cash inflows will be sufficient to finance operations and meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$3,052	$5,359
Net cash provided by investing activities	44,582	72,326
Net cash used in financing activities	(47,810)	(77,052)
(Decrease) increase in cash	$(176)	$633

Cash decreased by $176,000 due to debt repayments of $51.5 million and distributions to partners of $2.5 million, partially offset by net proceeds from lease and loan assets of $44.5 million, a reduction in our restricted cash of $6.2 million, and cash provided by operating activities of $3.1 million.

Partner’s distributions paid for the six months ended June 30, 2012 and June 30, 2011 were $2.6 million. Cumulative partner distributions paid from our inception to June 30, 2012 were approximately $22.6 million. To date, limited partners have received total distributions of approximately 18% of their original amount invested, depending upon when the investment was made.   Partner distributions for the six months ended June 30, 2012 and 2011 were made at a rate of 4.0% of capital invested. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.  The terms of our current debt facilities are structured to use excess cash to accelerate the repayment of debt.  This results in paying less interest expense over time, but also limits available cash to make monthly distributions to the partners.  The terms of our current debt facilities coupled with continued higher than expected lease and loan defaults, caused by a slow economic recovery could impact our ability to make monthly cash distributions to our limited partners.

Beginning August 1, 2010, our General Partner waived its asset management fee and subsequently waived all future management fees. Through June 30, 2012, the General Partner has waived $5.6 million of asset management fees, of which $1.0 million related to the six months ended June 30, 2012.

Index

 Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of June 30, 2012 were as follows (in thousands):

	Type	Maturity	Amount Outstanding	Amount of Collateral (1)
2011-1 Term Securitization	Term	(2)	$39,610	$43,406
2010-1 Term Securitization	Term	(3)	13,147	17,581
2010-3 Term Securitization	Term	(4)	55,716	63,950
			$108,473	$124,937

(1)
These borrowings are collateralized by specific leases and loans and restricted cash. As of June 30, 2012, $113.2 million of leases and loans and $11.7 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

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

Our securitizations are serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer or our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The portfolios of the 2010-1 Term Securitization and 2010-3 Term Securitization exceeded the cumulative net loss percentage permitted in April 2012.  Accordingly, the noteholders were notified and discussions are ongoing about a resolution to each facility.  Whereas the noteholders have the right to appoint a successor Servicer to replace our General Partner’s affiliate, to date they have not elected to do so.  However, if such a change would occur, it would likely adversely impact our cash flow and our ability to pay distributions to our partners. Additionally any potential changes to the terms of our debt facilities could also adversely impact our cash flow and therefore partner distributions.

This event does not constitute an event of default on the 2010-1 Term Securitization or the 2010-3 Term Securitization.  Additionally, we are not, nor have been, delinquent on any payments owed to the noteholders.

In addition to the above borrowings, LEAF Commercial Finance Fund, LLC (“LCFF”), a subsidiary of LEAF Funds JV2, has $9.4 million of 8.25% secured subordinated promissory notes (the “Notes”) outstanding, which are recourse to LCFF only. The Notes were issued to private investors and require interest only payments until their maturity in February 2015. LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period.

The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test, which LCFF was not in compliance with as of June 30, 2012.  LCFF has notified the Trustee of this breach.  As a result, the note holders have the right to declare an event of default.  If the note holders would declare an event of default they have various rights and remedies available to them including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  If the note holders choose to repossess and sell LCFF’s assets, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses to us.

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

Index

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

As noted previously, the noteholders have the right to appoint a successor Servicer to replace our General Partner’s affiliate as a result of the portfolios exceeding the cumulative net loss percentage in April 2012.  If such a change would occur, it would likely adversely impact our cash flow and our ability to pay distributions to our partners.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of  operations for the three and six month periods ended June 30, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the three and six month period ended June 30, 2012; (iv) the Consolidated Statements of Changes in Partners’ (Deficit) Capital for the six month period ended June 30, 2012; (iv) the Consolidated Statements of Cash Flows for the periods ended June 30, 2012 and 2011; and, (iv) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, its General Partner

August 13, 2012	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chairman and Chief Executive Officer

August 13, 2012	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer