Form 10-Q
period 2012-09-30
LEAF Equipment Finance Fund 4, L.P.
filed 2012-11-14
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Consolidated Balance Sheets
(In thousands)

	September 30,
	2012	December 31,
	(Unaudited)	2011
ASSETS
Cash	$214	$405
Restricted cash	12,319	19,202
Investment in leases and loans, net	112,254	184,938
Deferred financing costs, net	1,571	2,629
Other assets	88	217
Total assets	$126,446	$207,391

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	$90,405	$157,911
Accounts payable, accrued expenses and other liabilities	1,050	1,143
Due to affiliates	1,436	190
Subordinated notes payable	9,355	9,355
Total liabilities	102,246	168,599

Commitments and contingencies (note 11)

Partners’ (Deficit) Capital:
General partner	(860)	(716)
Limited partners	24,732	39,027
Total partners' capital	23,872	38,311
Noncontrolling interest	328	481
Total capital	24,200	38,792
Total liabilities and capital	$126,446	$207,391

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Interest on equipment financings	$2,144	$4,212	$7,214	$14,874
Rental income	275	604	1,081	1,964
Gains on sale of equipment and lease dispositions, net	217	360	958	1,273
Gain on extinguishment of debt	-	-	-	13,677
Other income	144	277	718	831
	2,780	5,453	9,971	32,619

Expenses:
Interest expense	3,090	4,725	9,880	16,937
Depreciation on operating leases	123	474	730	1,568
Provision for credit losses	2,308	3,089	8,252	12,293
General and administrative expenses	213	256	891	1,152
Administrative expenses reimbursed to affiliate	273	609	993	1,983
Loss on derivative activities	-	-	-	126
	6,007	9,153	20,746	34,059
Net loss	(3,227)	(3,700)	(10,775)	(1,440)
Less: Net loss (income) attributable to the noncontrolling interest	56	22	153	(27)
Net loss attributable to LEAF 4 partners	$(3,171)	$(3,678)	$(10,622)	$(1,467)
Net loss allocated to LEAF 4's limited partners	$(3,139)	$(3,641)	$(10,516)	$(1,452)
Weighted average number of limited partner units outstanding during the period	1,259,537	1,259,537	1,259,537	1,259,537

Net loss per weighted average limited partner unit	$(2.49)	$(2.89)	$(8.35)	$(1.15)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(In thousands, except unit data)
(Unaudited)

	General			Total Partners’	Non-	Total
	Partner	Limited Partners		(Deficit)	Controlling	(Deficit)
	Amount	Units	Amount	Capital	Interest	Capital
Balance, at January 1, 2012	$(716)	1,259,537	$39,027	$38,311	$481	$38,792
Cash distributions paid	(38)	-	(3,779)	(3,817)	-	(3,817)
Net loss	(106)	-	(10,516)	(10,622)	(153)	(10,775)
Balance, September 30, 2012	$(860)	1,259,537	$24,732	$23,872	$328	$24,200

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(10,775)	$(1,440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on extinguishment of debt	-	(13,677)
Gains on sale of equipment and lease dispositions, net	(958)	(1,273)
Amortization of deferred charges and discount on debt	5,470	9,532
Depreciation on operating leases	730	1,568
Provision for credit losses	8,252	12,293
Loss on derivative hedging activities	-	166
Changes in operating assets and liabilities:
Other assets	129	(33)
Accounts payable, accrued expenses, and other liabilities	(93)	267
Due to affiliates	1,246	45
Net cash provided by operating activities	4,001	7,448

Cash flows from investing activities:
Purchases of leases and loans	(384)	(411)
Proceeds from leases and loans	65,277	102,935
Security deposits returned, net of collections	(1,511)	(1,602)
Net cash provided by investing activities	63,382	100,922

Cash flows from financing activities:
Borrowings of debt	-	90,041
Repayment of debt	(70,628)	(193,920)
Decrease in restricted cash	6,883	4,309
Increase in deferred financing costs	(12)	(1,756)
Termination of financial derivatives	-	(2,875)
Cash distributions to partners	(3,817)	(3,817)
Net cash used in financing activities	(67,574)	(108,018)

(Decrease) increase in cash	(191)	352
Cash, beginning of period	405	394
Cash, end of period	$214	$746

Cash paid for interest	$4,471	$7,325

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30, 2012
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

The Fund is expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the maturity period, the Fund expects to continue to return capital to its partners as those leases and loans mature. All of the Fund’s leases and loans mature by the end of 2032. The Fund expects to enter its maturity period beginning in October 2014. Contractually, the Fund will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement (the “Partnership Agreement”).

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

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of September 30, 2012, and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results of the Fund’s operations for the 2012 fiscal year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012.

The Fund has evaluated subsequent events through the date the financial statements were issued.  As described further in note 6, the Fund amended the indenture and servicing agreement on the 2010-3 Term Securitization on October 15, 2012.  The effective date of these amendments was July 31, 2012.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements– (Continued)
September 30, 2012
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

Income is not recognized on leases and loans when a default on payment exists for a period of 90 days or more. Generally, income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount.

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.    The Fund recognizes late fee income as fees are collected. Late fee income was $129,000 and $655,000, respectively, for the three and nine months ended September 30, 2012 and $233,000 and $717,000, respectively, for the three and nine months ended September 30, 2011.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements– (Continued)
September 30, 2012
(Unaudited)

Recent Accounting Standards

Accounting Standards Recently Adopted

Comprehensive Income - In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income as part of the statement of changes in equity.  The amendment requires that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Fund adopted the two-statement approach for the period beginning January 1, 2012.  However, adoption of this standard did not impact the Fund’s financial statements for the three and nine months ending September 30, 2012 as the Fund had no items of other comprehensive income.

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

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30,	December 31,
	2012	2011
Direct financing leases (1)	$32,801	$56,654
Loans (2)	83,301	130,788
Operating leases	523	1,645
Future payment card receivables	-	261
	116,625	189,348
Allowance for credit losses	(4,371)	(4,410)
	$112,254	$184,938

(1)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 120 months.
(2)	The interest rates on loans generally range from 7% to 16%.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements– (Continued)
September 30, 2012
(Unaudited)

The components of direct financing leases and loans, net, are as follows (in thousands):

	September 30,		December 31,
	2012		2011
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$32,221	$91,203	$58,450	$145,038
Unearned income	(1,851)	(6,424)	(4,215)	(11,817)
Residuals, net of unearned residual income (1)	2,739	-	3,256	-
Security deposits	(308)	(1,478)	(837)	(2,433)
	$32,801	$83,301	$56,654	$130,788

(1)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	September 30,	December 31,
	2012	2011
Equipment	$3,980	$6,998
Accumulated depreciation	(3,457)	(5,353)
	$523	$1,645

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $4.4 million for each period) as of September 30, 2012 and December 31, 2011, respectively (in thousands):

	September 30, 2012		December 31, 2011
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current (a)	$113,043	96.9%	$183,187	96.7%
Delinquent:
31 to 91 days past due	2,541	2.2%	4,118	2.2%
Greater than 91 days (b)	1,041	0.9%	2,043	1.1%
	$116,625	100.0%	$189,348	100.0%

(a)
Included in this category are approximately $19.9 million and $24.8 million as of September 30, 2012 and December 31, 2011, respectively, of certain loans which are contractually current but are on the cost recovery method due to continued uncertainty as to collectability of future payments due.

(b)	Balances in this age category are collectively evaluated for impairment.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements– (Continued)
September 30, 2012
(Unaudited)

The Fund had $20.9 million and $26.8 million of leases and loans on nonaccrual status as of September 30, 2012 and December 31, 2011, respectively.  The credit quality of the Fund’s investment in leases and loans as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Performing	$95,682	$162,548
Nonperforming	20,943	26,800
	$116,625	$189,348

The Company’s investments in non-performing leases and loans as of September 30, 2012 and December 31, 2011 were collectively evaluated for impairment, except for certain asset backed loans that were individually evaluated for impairment. The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Allowance for credit losses, beginning of period	$4,630	$6,510	$4,410	$9,854
Provision for credit losses	2,308	3,089	8,252	12,293
Charge-offs	(2,817)	(5,431)	(9,193)	(18,804)
Recoveries	250	751	902	1,576
Allowance for credit losses end of period	$4,371	$4,919	$4,371	$4,919

Allowance for credit losses:	$3,580	$-	$3,580	$-
Ending balance, individually evaluated for impairment
Ending balance, collectively evaluated for impairment	791	4,919	791	4,919
Balance, end of year	$4,371	$4,919	$4,371	$4,919

Recorded investment in leases and term loans:	$19,902	$25,179	$19,902	$25,179
Ending balance, individually evaluated for impairment
Ending balance, collectively evaluated for impairment	96,723	198,640	96,723	198,640
Balance, end of year	$116,625	$223,819	$116,625	$223,819

NOTE 5 – DEFERRED FINANCING COSTS

As of September 30, 2012 and December 31, 2011, deferred financing costs include $1.6 million and $2.6 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated life of the related debt. Accumulated amortization as of September 30, 2012 and December 31, 2011 was $4.2 million, and $3.1 million, respectively.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements– (Continued)
September 30, 2012
(Unaudited)

NOTE 6 –DEBT

The Fund’s debt consists of the following (in thousands):

				December 31,
	September 30, 2012			2011
		Outstanding	Interest rate per	Outstanding
	Type	Balance (1) (2)	annum	Balance
2011-1 Term Securitization	Term	$34,096	1.7% to 5.5%	$56,205
2010-1 Term Securitization	Term	10,545	5.00%	21,825
2010-3 Term Securitization	Term	45,764	3.5% to 5.5%	79,881
		$90,405		$157,911

(1)
These borrowings are collateralized by specific leases and loans and restricted cash. As of September 30, 2012, $94.0 million of leases and loans and $10.6 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

(2)	The outstanding balances are presented net of unamortized original issue discount of $3.9 million and $7.0 million as of September 30, 2012 and December 31, 2011, respectively.

Series 2011-1 Term Securitization.  On January 26, 2011, a previous lender was paid-off with the proceeds from the 2011-1 Term Securitization (The “2011-1Term Securitization”) in which six classes of asset-backed notes were issued that  have varying maturity dates ranging  from December 2018 to December 2023. The asset-backed notes totaled $96.0 million and bear interest at fixed, stated rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $6.2 million.  As a result of the retirement of the previous term loan, the Fund recognized a gain on extinguishment of debt of $13.7 million.

Series 2010-1 Term Securitization.  On May 18, 2010 three classes of asset-backed notes were issued (The “2010-1 Term Securitization”), one that matures on October 23, 2016 and two that mature on September 23, 2018, respectively. The asset-backed notes total $92.7 million and bear interest at a fixed, stated rate of 5% and were issued at an original discount of $6.5 million.

Series 2010-3 Term Securitization.  On August 17, 2010 five classes of asset-backed notes were issued (The “2010-3 Term Securitization”), one that matures on June 20, 2016 and 4 that mature on February 20, 2022, respectively. The asset-backed notes total $171.4 million and bear interest at fixed, stated rates ranging from 3.5% to 5.5% and were issued at an original discount of $3.7 million.

The Fund’s securitizations are serviced by an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer or the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The portfolios of the 2010-1 Term Securitization and 2010-3 Term Securitization exceeded the cumulative net loss percentage permitted in April 2012.  The servicing agreements were amended effective July 31, 2012 to increase the cumulative net loss percentages and as a result the portfolios were in compliance with these agreements as of September 30, 2012.  In addition, the servicing agreements and the indentures on these facilities were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.

This event does not constitute an event of default on the 2010-1 Term Securitization or the 2010-3 Term Securitization.  Additionally, the Fund is not, nor has been, delinquent on any payments owed to the noteholders.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements– (Continued)
September 30, 2012
(Unaudited)

Debt Repayments:  Excluding $3.9 million of  remaining unamortized discount on the term securitizations, estimated annual principal payments on the Fund’s aggregate borrowings over the next five annual periods ended September 30, and thereafter, are as follows (in thousands):

September 30, 2013	$45,342
September 30, 2014	26,254
September 30, 2015	11,073
September 30, 2016	5,762
September 30, 2017	4,097
Thereafter	1,728
$94,256

NOTE 7 – SUBORDINATED NOTES PAYABLE

LCFF has $9.4 million of 8.25% secured subordinated promissory notes (the “Notes”) outstanding, which are recourse to LCFF only. The Notes were issued to private investors and require interest only payments until their maturity in February 2015. LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period.

Covenants:  The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test, which LCFF was not in compliance with as of September 30, 2012.  LCFF notified the Trustee of this breach in April 2012.  As a result, the noteholders have the right to declare an event of default, which to date has not occurred.  If the noteholders would declare an event of default they have various rights and remedies available to them including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  If the noteholders choose to repossess and sell LCFF’s assets, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses to the Fund. At September 30, 2012, LCFF had approximately $50.1 million in commercial finance assets, of which $34.1 million had been pledged as collateral on the 2011-1 Term Securitization.

Notwithstanding the foregoing, LCFF is not, nor has been, delinquent on any payments of interest owed to the noteholders.

NOTE 8 – DERIVATIVE INSTRUMENTS

Since the completion of the 2011-1 Term Securitization in January 2011 all of the Fund’s debt is on a fixed-rate basis which generally mitigates the Fund’s exposure to floating-rate interest rate risk on its borrowings.  Accordingly, the Fund no longer purchases or owns derivative instruments.

Prior to termination of the Fund’s interest rate swaps, the Fund recognized changes in fair value of its derivatives in mark to market changes on derivative liabilities on the accompanying statement of operations.  The Fund incurred a loss on mark to market changes on derivative liabilities of $126,000 for the nine month period ended September 30, 2011.

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
Notes To Consolidated Financial Statements– (Continued)
September 30, 2012
(Unaudited)

●
Level 3 – Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

There were no assets or liabilities measured at fair value at September 30, 2012 or December 31, 2011.

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments. At December 31, 2011, the carrying value of debt approximated fair value as interest rates were comparable to current market rates.

Subsequent to the adoption of Accounting Standards Update 2011-04 (“ASU 2011-04”), the Fund is also required to disclose the methods used to estimate fair value on financial instruments not measured at fair value and the level within the fair value hierarchy that those fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at September 30, 2012 is as follows:

		Fair Value Measuring Using			Liabilities
	Carrying Value	Level 1	Level 2	Level 3	At Fair Value
Debt, at September 30, 2012	$90,405	$-	$87,385	$-	$87,385

The fair value of the debt at September 30, 2012 was determined using quoted prices obtained from a broker-dealer as of the measurement date.

NOTE 10 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Administrative expenses	$273	$609	$993	$1,983
Management fees	-	-	-	-

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Management Fees. Pursuant to the Partnership Agreement, the General Partner is entitled to receive a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.5% of their capital contributions, as adjusted by distributions deemed to be a return of capital.  The General Partner has waived all future management fees.  Approximately $1.4 million of management fees were waived for the nine month period ended September 30, 2012 and $6.1 million have been waived on a cumulative basis.

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

We expect to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent maturity period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans during the maturity period, we expect to continue to return capital to our partners as those leases and loans mature. All of our leases and loans mature by the end of 2032. We expect to enter our maturity period beginning in October 2014. We will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Partnership Agreement.

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

Index

General Economic Overview

Economic indicators for the quarter ending September 30, 2012 show a continuation of the uneven pattern of economic activity that was seen in the first half of 2012. The overall economic landscape exhibits a stagnant condition with some sectors showing modest improvement and other sectors showing declines.  These mixed results are especially evident in the important housing market, a major engine of economic activity, as existing home sales declined 1.7% in September while new housing starts increased.  A lack of consumer and business confidence seems to be driving the lackluster economic performance. Consumer and business confidence also remains uncertain pending the outcomes of the United States of America (“U.S.”) presidential election, tax changes, the “fiscal cliff” (an automatic combination of tax increases and mandated government spending cuts), the U.S. debt ceiling, and the European debt problem.

Some specific key economic indicators and reports that were released in the third quarter of 2012 and that show the downward trend are summarized below.

•	The Commerce Department reported that durable goods orders fell 13.2% which was the largest drop since January 2009 when the economy was in recession.

•	Rising gas prices are negatively impacting consumer spending.

•	Slowing global growth is negatively impacting U.S. manufacturing which had shown signs of growth due to expanding exports.

•
The National Federation of Independent Business Optimism Index reported a drop in September 2012 and continued to indicate a “solid recession reading”. This is particularly noteworthy as small businesses comprise the majority of the equipment lease and loan obligors in our portfolios. Lack of confidence and optimism among this group does not bode well for economic expansion and job creation.

•	Business investment and capital spending, which are important contributors to economic growth, were reported to be down in the quarter ending September 2012.

With the presidential election looming, congressional gridlock firmly in place and uncertainty about tax policy we might expect the economy to remain stagnant in the fourth quarter. Additionally, with the looming “fiscal cliff” the outlook for 2013 is not positive with many economists now warning of the possibility of recession if the issues surrounding the “fiscal cliff” are not promptly addressed.  In such a situation the performance of our portfolio of leases and loans might be negatively impacted.

Index

Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	September 30,	December 31,
	2012	2011
Investment in leases and loans, net	$112,254	$184,938

Number of contracts	7,800	10,000
Number of individual end users (1)	7,000	9,000
Average original equipment cost	$58.7	$59.6
Average initial lease term (in months)	58	58
Average remaining lease term (in months)	17	23
States accounting for more than 10% of lease and loan portfolio:
New York	18%	15%
California	11%	12%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical equipment	22%	22%
Industrial equipment	19%	20%
Asset based lending	13%	10%
Restaurant equipment	12%	11%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	43%	44%
Finance/Insurance/Real Estate	22%	18%
Retail trade	16%	17%

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

Index

Portfolio Performance
The table below provides information about our commercial finance assets including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Nine Months Ended September 30,
			Change
	2012	2011	$	%
Investment in leases and loans before allowance for credit losses	$116,625	$223,819	$(107,194)	(48)%
Less: allowance for credit losses	(4,370)	(4,919)	548	(11)%
Investment in leases and loans, net	$112,254	$218,900	$(97,904)	(45)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$149,030	$273,927	$(124,897)	(46)%
Non-performing assets	$20,943	$4,498	$16,445	366%
Charge-offs, net of recoveries	$8,291	$17,228	$(8,937)	(52)%
As a percentage of finance receivables:
Allowance for credit losses	3.75%	2.20%
Non-performing assets	17.96%	2.02%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	5.56%	6.29%

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

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers.  Non-performing assets increased to 17.96% at September 30, 2012 as compared to 2.02% at September 30, 2011, primarily due to certain non-performing loans that are contractually current but on the cost recovery method due to continued uncertainty as to future collectability.  However, the aging of receivables greater than 91 days past due improved slightly to 0.9% of the portfolio at September 30, 2012 compared to 2.0% at September 30, 2011.

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

Index

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through September 30, 2012.

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

Three months ended September 30, 2012 compared to three months ended September 30, 2011 (dollars in thousands):

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$2,144	$4,212	$(2,068)	(49)%
Rental income	275	604	(329)	(54)%
Gains on sale of equipment and lease dispositions, net	217	360	(143)	(40)%
Other income	144	277	(133)	(48)%
	2,780	5,453	(2,673)	(49)%

Expenses:
Interest expense	3,090	4,725	(1,635)	(35)%
Depreciation on operating leases	123	474	(351)	(74)%
Provision for credit losses	2,308	3,089	(781)	(25)%
General and administrative expenses	213	256	(43)	(17)%
Administrative expenses reimbursed to affiliate	273	609	(336)	(55)%
Management fees to affiliate	-	-	-	(-)%
	6,007	9,153	(3,146)	(34)%
Net loss	(3,227)	(3,700)	473
Less: Net loss attributable to the noncontrolling interest	56	22	34
Net loss attributable to LEAF 4 partners	$(3,171)	$(3,678)	$507
Net loss allocated to LEAF 4's limited partners	$(3,139)	$(3,641)	$502

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $125.9 million for the three months ended September 30, 2012 as compared to $234.7 million for the three months ended September 30, 2011, a decrease of $108.8 million or 46%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•
Gains on the sale of equipment and lease dispositions decreased $143,000 to $217,000 for the three months ended September 30, 2012 compared to $360,000 for the three months ended September 30, 2011.  Gains and losses on sales of equipment may vary significantly from period to period.

•
Other income decreased $133,000 from $277,000 at September 30, 2011 to $144,000 at September 30, 2012, a decrease of 48%.  The decrease is primarily due to a reduction in late fee income which is a result of the decrease in our portfolio.

The decrease in total expenses was primarily a result of the following:

•
A decrease in interest due to a decrease in our average debt outstanding. Average borrowings for the three months ended September 30, 2012 and 2011 were $100.1 million and $200.6 million, respectively. Borrowings for the three months ended September 30, 2012 and 2011 were at an effective interest rate of 12.4% and 9.3%, respectively. The interest expense reduction was primarily driven by the reduction in the size of our portfolio of leases and loans.

Index

•	A decrease in depreciation on operating leases due to a decrease in the size of our portfolio.

•
A decrease in our provision for credit losses is principally due to a decrease of our equipment financing portfolio and a slight improvement in the aging of our receivables. The aging of our receivables greater than 91 days past due improved to 0.9% of the portfolio at September 30, 2012 compared to 2.0% at September 30, 2011.

•	A decrease in administrative expenses reimbursed to affiliates and general and administrative expenses occurred due to the reduction in the size of our portfolio.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended September 30, 2012 and 2011 was $2.49 and $2.89, respectively, based on a weighted average number of limited partner units outstanding of 1,259,537 each period.

Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011 (dollars in thousands):

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$7,214	$14,874	$(7,660)	(51)%
Rental income	1,081	1,964	(883)	(45)%
Gains on sale of equipment and lease dispositions, net	958	1,273	(315)	(25)%
Gain on extinguishment of debt	-	13,677	(13,677)	(100)%
Other income	718	831	(113)	(14)%
	9,971	32,619	(22,648)	(69)%

Expenses:
Interest expense	9,880	16,937	(7,057)	(42)%
Depreciation on operating leases	730	1,568	(838)	(53)%
Provision for credit losses	8,252	12,293	(4,041)	(33)%
General and administrative expenses	891	1,152	(261)	(23)%
Administrative expenses reimbursed to affiliate	993	1,983	(990)	(50)%
Mark to market changes on derivative activities	-	126	(126)	(100)%
Management fees to affiliate	-	-	-	(-)%
	20,746	34,059	(13,313)	(39)%
Net loss	(10,775)	(1,440)	(9,335)
Less: Net loss (income) attributable to the noncontrolling interest	153	(27)	180
Net loss attributable to LEAF 4 partners	$(10,622)	$(1,467)	$(9,155)
Net loss allocated to LEAF 4's limited partners	$(10,516)	$(1,452)	$(9,064)

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest income on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $149.0 million for the nine months ended September 30, 2012 as compared to $273.9 million for the nine months ended September 30, 2011, a decrease of $124.9 million or 46.0%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•
Gains on the sale of equipment and lease dispositions decreased $315,000 to $958,000 for the nine months ended September 30, 2012 compared to $1.3 million for the nine months ended September 30, 2011.  Gains and losses on sales of equipment may vary significantly from period to period.

•
The nine month period ended September 30, 2011 was significantly impacted by a non-recurring gain on the extinguishment of debt of $13.7 million related to the payoff and termination of a term facility. This non-recurring gain increased limited partner’s earnings per unit for the nine month period ending September 30, 2011 by $10.86.

Index

The decrease in total expenses was primarily a result of the following:

•
A decrease in interest due to our decrease in average debt outstanding. Average borrowings for the nine months ended September 30, 2012 and 2011 were $121.3 million and $237.5 million, respectively. Borrowings for the nine months ended September 30, 2012 and 2011 were at an effective interest rate of 10.9% and 9.5%, respectively. The interest expense reduction was primarily driven by the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation on operating leases related to the decrease in our investment in operating leases.

•
A decrease in our provision for credit losses. Our provision for credit losses has decreased due to the decrease in size of the portfolio and an improvement in the aging of our receivables, partially offset by an individual reserve applied to certain non-performing asset backed leases and loans. The aging of our receivables greater than 91 days past due improved to 0.9% of the portfolio at September 30, 2012 compared to 2.0% at September 30, 2011.  However, the individual reserve applied to certain non-performing asset backed leases and loans increased $2.0 million to $3.6 million at September 30, 2012.  There was no individual reserve applied to these assets at September 30, 2011.

•	A decrease in administrative expenses reimbursed to affiliates and general and administrative expenses occurred due to the reduction in the size of our portfolio.

•
A decrease in mark to market changes on derivative activities.  As noted previously, subsequent to the completion of the 2011-1 Term Securitization, all of our debt was on a fixed-rate basis and, therefore, we terminated all of our interest rate swap contracts in January 2011.  Accordingly, we no longer own any derivative instruments.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the nine months ended September 30, 2012 and 2011 was $8.35 and $1.15, respectively, based on a weighted average number of limited partner units outstanding of 1,259,537 each period.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements, in addition to normal operating expenses are for debt service, investments in leases and loans and distributions to our partners.

We believe at this time that future net cash inflows will be sufficient to finance operations and meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$4,001	$7,448
Net cash provided by investing activities	63,382	100,922
Net cash used in financing activities	(67,574)	(108,018)
(Decrease) increase in cash	$(191)	$352

Cash decreased by $191,000 due to debt repayments of $70.6 million and distributions to partners of $3.8 million, partially offset by net proceeds from lease and loan assets of $63.4 million, a reduction in our restricted cash of $6.8 million, and cash provided by operating activities of $4.0 million.

Partner’s distributions paid for the nine months ended September 30, 2012 and September 30, 2011 were $3.8 million. Cumulative partner distributions paid from our inception to September 30, 2012 were approximately $23.9 million. To date, limited partners have received total distributions of approximately 19% of their original amount invested, depending upon when the investment was made.   Partner distributions for the nine months ended September 30, 2012 and 2011 were made at a rate of 4.0% of capital invested. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principle payments on our debt facilities required per our agreements, and prevailing economic conditions. The terms of our current debt facilities are structured to use excess cash to accelerate the repayment of debt. This results in paying less interest expense over time, but also limits available cash to make monthly distributions to the partners. The terms of our current debt facilities coupled with continued higher than expected lease and loan defaults, caused by a slow economic recovery could impact our ability to make monthly cash distributions to our limited partners.

Index

Beginning August 1, 2010, our General Partner waived its asset management fee and subsequently waived all future management fees. Through September 30, 2012, the General Partner has waived $6.1 million of asset management fees, of which $1.4 million related to the nine months ended September 30, 2012.

Borrowings
Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of September 30, 2012 were as follows (in thousands):

		Amount	Amount of
	Type	Outstanding	Collateral (1)
2011-1 Term Securitization	Term	$34,096	$36,882
2010-1 Term Securitization	Term	10,545	14,471
2010-3 Term Securitization	Term	45,764	53,323
		$90,405	$104,676

(1)
These borrowings are collateralized by specific leases and loans and restricted cash. As of September 30, 2012, $94.0 million of leases and loans and $10.6 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

2011-1 Term Securitization.  On January 26, 2011, a previous lender was paid-off with the proceeds from the 2011-1 Term Securitization (The “2011-1 Term Securitization”) in which six classes of asset-backed notes were issued that  have varying maturity dates ranging from December 2018 to December 2023. The asset-backed notes totaled $96.0 million and bear interest at fixed, stated rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $6.2 million.  As a result of the retirement of the previous term loan, we recognized a gain on extinguishment of debt of $13.7 million.

Series 2010-1 Term Securitization.  On May 18, 2010 three classes of asset-backed notes were issued (The “2010-1 Term Securitization”), one that matures on October 23, 2016 and two that mature on September 23, 2018, respectively. The asset-backed notes total $92.7 million and bear interest at a fixed, stated rate of 5% and were issued at an original discount of $6.5 million.

Series 2010-3 Term Securitization.  On August 17, 2010 five classes of asset-backed notes were issued (The “2010-3 Term Securitization”), one that matures on June 20, 2016 and 4 that mature on February 20, 2022, respectively. The asset-backed notes total $171.4 million and bear interest at fixed, stated rates ranging from 3.5% to 5.5% and were issued at an original discount of $3.7 million.

Our securitizations are serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer or our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The portfolios of the 2010-1 Term Securitization and 2010-3 Term Securitization exceeded the cumulative net loss percentage permitted in April 2012.  The servicing agreements were amended effective July 31, 2012 to increase the cumulative net loss percentages and as a result the portfolio was in compliance with these agreements as of September 30, 2012.  In addition, the servicing agreements and the indentures on these facilities were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.

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

The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test, which LCFF was not in compliance with as of September 30, 2012.  LCFF has notified the Trustee of this breach.  As a result, the noteholders have the right to declare an event of default.  If the noteholders would declare an event of default they have various rights and remedies available to them including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  If the noteholders choose to repossess and sell LCFF’s assets, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses to us.

Index

Notwithstanding the foregoing, LCFF is not, nor has been, delinquent on any payments of interest owed to the noteholders.

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

The terms of securitizations require the use of excess cash flow from the underlying collateral to accelerate the repayment on our debt.  As a result, this minimizes the excess cash flow available to us for the acquisition of new leases and loans until our securitizations are paid off. When we have available resources, the climate of the credit markets is such that our liquidity may be adversely affected, particularly our ability to obtain or renew debt financing needed to execute our investment strategies. Historically, we have utilized both revolving and term debt facilities to fund our acquisitions of equipment financings.  If we are unable to obtain new debt that will allow us to invest the repayments of existing leases and loans into new investments, then our portfolio of leases and loans will continue to decline.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Limited Partnership (1)
3.2	Amended and Restated Agreement of Limited Partnership (2)
3.3	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of LEAF Equipment Finance Fund 4, L.P. (7)
4.1	Forms of letters sent to limited partners confirming their investment (1)
10.1	Form of Origination and Servicing Agreement Among LEAF Financial Corporation, LEAF Equipment Finance Fund 4, LP and LEAF Funding, Inc. (1)
10.2	Indenture by and between LEAF Commercial Finance Fund, LLC and U.S. Bank National Association (3)
10.3	Amended and Restated Limited Liability Company Agreement of LEAF Commercial Finance Fund, LLC(3)
10.4	Limited Liability Company Agreement of LEAF Funds Joint Venture 2, LLC (3)
10.5	Indenture between LEAF Receivables Funding 2, LLC and U.S. Bank National Association dated as of May 1, 2010 (4)
10.6	Indenture between LEAF Receivables Funding 4, LLC and U.S. Bank National Association dated as of July 4, 2010 (5)
10.7	Indenture between LEAF Receivables Funding 6, LLC and U.S. Bank National Association dated as of January 6, 2011 (6)
10.8	First Amendment dated as of September 28, 2012 to the Indenture between LEAF Receivables Funding 2, LLC and U.S. Bank National Association
10.9	First Amendment dated as of October 15, 2012 to the Indenture between LEAF Receivables Funding 4, LLC and U.S. Bank National Association
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of  operations for the three and nine month periods ended September 30, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the three and nine month period ended September 30, 2012; (iv) the Consolidated Statement of Changes in Partners’ (Deficit) Capital for the nine month period ended September 30, 2012; (iv) the Consolidated Statements of Cash Flows for the periods ended September 30, 2012 and 2011; and, (iv) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, its General Partner

November 14, 2012	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

November 14, 2012	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer