Form 10-K
period 2012-12-31
LEAF Equipment Finance Fund 4, L.P.
filed 2013-04-01
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller Reporting Company ☑

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

Index

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

Forward-looking statements contained in this Report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this Report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

●	changes in our industry, interest rates or the general economy;

●	increased rates of default and/or decreased recovery rates on our investment in leases and loans;

●	availability, terms and deployment of debt funding;

●	general volatility of the debt markets;

●	the timing of cash flows, if any, from our investments in leases and loans and payments for debt service; and

●	the degree and nature of our competition.

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

Index

We acquire a diversified portfolio of new, used, or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF Financial”), an affiliate of our General Partner and a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We also invest in equipment, leases and secured loans through joint venture arrangements with our General Partner’s affiliated investment programs. We finance business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

●	500 or fewer employees;

●	$1.0 billion or less in total assets; or

●	$100.0 million or less in total annual sales.

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

Index

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

Competition

The equipment leasing business is highly fragmented and competitive. We acquire equipment from our General Partner and its affiliates. Our General Partner and its affiliates compete with:

●	a large number of national, regional and local banks, savings banks, leasing companies and other financial institutions;

●	captive finance and leasing companies affiliated with major equipment manufacturers; and

●	other sources of equipment lease financing, including other publicly- offered partnerships.

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

Index

PART II

ITEM 5 –  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. The following table shows the number of equity security holders:

Title of Class	Number of Partners as of December 31, 2012
Limited Partners	2,789
General Partner	1

Total distributions paid to limited partners for the years ended December 31, 2012 and 2011 were $5.0 million each period. These distributions were paid on a monthly basis to our limited partners at a rate of approximately 4% of their original capital contribution to us in 2012 and 2011.

Index

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

Index

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2012.

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

To date, limited partners have received total distributions ranging from approximately 15% to 25% of their original amount invested, depending upon when the investment was made.   Management is working to maximize the amount that can be distributed to limited partners in the future. Distributions were made at a rate of 4.0% in both 2012 and 2011.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. In order to reduce our ongoing cash requirements, the General Partner waived management fees in August 2010 and subsequently waived all future management fees.

We continued to be impacted by market uncertainties during the year ended December 31, 2012 as further discussed in “Finance Receivables and Asset Quality” and in “Liquidity and Capital Resources.”

Index

General Economic Overview

United States of America (“U.S.”) economic activity for the quarter ended December 31, 2012 was dominated by uncertainties surrounding the U.S. Presidential election and various tax cuts set to expire January 1, 2013 (the “Fiscal Cliff”).  These uncertainties, with respect to potential changes in taxes, government spending, and government regulations,  left many businesses in a “wait and see” position before deciding to invest in personnel, equipment and other capital expenditures.  Likewise the uncertainties affected consumer sentiment and resulted in a less than hoped for robust holiday selling season.  Thus both business and consumer economic activities were somewhat dampened in the fourth quarter of 2012 by the questions regarding the outcome of the election and Fiscal cliff.  Despite the foregoing there were a number of positive reports in the important housing, manufacturing , and service industries that point to a slow but continuing improvement in the economy.  Some specific key economic indicators and reports that were released in the fourth quarter of 2012 and that show these trends are summarized below.

●	Gasoline prices showed a significant decline which is positive for household budgets and may spur some consumer spending

●
The Commerce Department reported signs of recovery in the housing market as new single family home sales increased at the fastest rate in two and one half years and the median price of new homes rose 14.9% year-over-year.

●
The S&P/Case-Shiller Home Price Index report released in December 2012 showed that home prices rose 4.3% in the most recent 12 month period. This is significant as it indicates an increase in demand after a long post recession period of decline.

●
The National Association of Realtors reported existing home sales increased 14.5% year-over-year showing that “Momentum continues to build in the housing market from growing jobs and a bursting out of household formation.”

●
The Institute of Supply Management reported that both the manufacturing and non-manufacturing sectors expanded in December 2012 with the non-manufacturing sector showing expansion for the thirty-sixth consecutive month.

●
The National Association of Credit Management index remained positive in December 2012, although it was slightly lower than the preceding month due to lower reported business sales which “reinforces the notion that business is stalled out in anticipation of what might happen with spending and taxation next year.”

●
The National Federation of Independent Business confidence level increased but remained at a low level with 70% of surveyed business owners reporting that the current period is a bad time to expand citing uncertainty around taxes and regulations as the top two business problems.

●
The Equipment Leasing and Finance Association’s Monthly Confidence Index for December 2012 declined from November 2012 “reflecting industry participant’s concerns regarding the impact of fiscal issues on capital expenditures.”

Together these indicators point to an economy that is showing signs of a slow sustained improvement in certain sectors, but also held back by significant uncertainty caused by the political climate.  With a new set of economic deadlines looming in early 2013 including government spending and debt limitations the uncertainty may well continue into the first quarter of 2013. As this affects small businesses, this situation might affect the performance of our portfolio of leases and loans which are largely made to the small to medium sized business community.

Index

Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	December 31,
	2012	2011
Investment in leases and loans, net	$89,302	$184,938

Number of contracts	6,700	10,000
Number of individual end users (1)	6,100	9,000
Average original equipment cost	$61.0	$59.6
Average initial lease term (in months)	58	58
Average remaining lease term (in months)	18	23

States accounting for more than 10% of lease and loan portfolio:
New York	19%	15%
California	10%	12%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical equipment	22%	22%
Industrial equipment	18%	20%
Asset based lending	15%	10%
Restaurant equipment	12%	11%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	41%	44%
Finance/Insurance/Real Estate	25%	18%
Retail trade	17%	17%

(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 10% of our portfolio based on the origination amount.

We utilize debt, in addition to our equity, to fund the acquisitions of lease and loan portfolios. Our leases and loans are generally assigned as collateral for borrowings. As of December 31, 2012 and 2011, our outstanding debt was $72.7 million and $157.9 million, respectively.

Index

Finance Receivables and Asset Quality

The table below provides information about our commercial finance assets including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Years Ended December 31,
			Change
	2012	2011	$	%
Investment in leases and loans before allowance for credit losses	$98,222	$189,348	$(91,126)	(48)%
Less: allowance for credit losses	(8,920)	(4,410)	(4,510)	102%
Investment in leases and loans, net	$89,302	$184,938	$(95,636)	(52)%
Weighted average investment in direct financing leases and loans before allowance for credit losses	$135,284	$249,774	$(114,490)	(46)%
Non-performing assets	$20,102	$26,800	$(6,698)	(25)%
Charge-offs, net of recoveries	$9,549	$21,129	$(11,580)	(55)%
As a percentage of finance receivables:
Allowance for credit losses	9.08%	2.33%
Non-performing assets	20.47%	14.15%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	7.06%	8.46%

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

Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off unless individually reviewed for impairment. Our policy is to charge off to the allowance those financings which are in default and for which it is probable management will be unable to collect all amounts contractually owed. Substantially all of our assets are collateral for our debt and, therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession and ongoing uncertainties surrounding the recovery in the United States has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. In 2012 our non-performing assets as a percentage of finance receivables increased to 20.47% at December 31, 2012 compared to 14.15% at December 31, 2011, primarily due to certain non-performing loans that are contractually current but on the cost recovery method due to continued uncertainty as to future collectability.  Our investments in leases and loans that were current as a percentage of our portfolio remained consistent with the prior period at 96.2% as of December 31, 2012 as compared to 96.7% at December 31, 2011.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including the allowance for credit losses and the estimated unguaranteed residual values of leased equipment. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the our history with regard to the realization of residuals, available industry data and the General Partner’s senior management’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted.

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

Allowance for Credit Losses. We evaluate the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries.  In evaluating historic performance of our leases and loans, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off unless individually reviewed for impairment.  In an individual review for impairment we consider the loans performance, probability of repayment, and general and local economic conditions when assessing whether impairment is necessary.  Substantially all of the Fund’s leases and loans evaluated for impairment on an individual basis include an analysis of the market values of underlying collateral values, as adjusted for estimated selling and other closing costs.  After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, past due accounts are referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties.

Our policy is to charge off to the allowance those financings which are in default and for which it is probable management will be unable to collect all amounts contractually owed. We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2012 and, 2011, we had $20.1 million and $26.8 million, respectively, of leases and loans on non-accrual status. Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal. Generally income recognition resumes when a lease or loan becomes less than 90 days delinquent, unless certain factors specific to those leases or loans continue to raise concerns as to future collectability.

Index

Results of Operations

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

The following summarizes our results of operations for the years ended December 31, 2012 and 2011 (dollars in thousands):

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$8,974	$18,264	$(9,290)	(51)%
Rental income	1,263	2,512	(1,249)	(50)%
Gains on sale of equipment and lease dispositions, net	1,170	1,559	(389)	(25)%
Gain on extinguishment of debt	–	13,677	(13,677)	(100)%
Other income	902	1,103	(201)	(18)%
	12,309	37,115	(24,806)	(67)%

Expenses:
Interest expense	12,304	21,093	(8,789)	(42)%
Depreciation on operating leases	812	2,005	(1,193)	(60)%
Provision for credit losses	14,059	15,685	(1,626)	(10)%
General and administrative expenses	1,222	1,384	(162)	(12)%
Administrative expenses reimbursed to affiliate	1,217	2,450	(1,233)	(50)%
Loss on derivative activities	-	128	(128)	(100)%
	29,614	42,745	(13,131)	(31)%
Net loss	(17,305)	(5,630)	(11,675)
Add: Net loss (income) attributable to the noncontrolling interest	185	(7)	192
Net loss attributable to LEAF 4 partners	$(17,120)	$(5,637)	$(11,483)
Net loss allocated to LEAF 4's limited partners	$(16,949)	$(5,581)	$(11,368)

The decrease in total revenues was primarily attributable to the following:

●
A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $135.3 million for the year ended December 31, 2012 as compared to $249.8 million for the year ended December 31, 2011, a decrease of $114.5 million  or 46%.  As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

●
Gains on the sale of equipment and lease dispositions decreased $389,000 to $1.1 million for the year ended December 31, 2012 compared to $1.6 million for the year ended December 31, 2011.  Gains and losses on sales of equipment may vary significantly from period to period.

●
The year ended December 31, 2011 was significantly impacted by a non-recurring gain on the extinguishment of debt of $13.7 million related to the payoff and termination of a term facility. This non-recurring gain increased limited partner’s earnings per unit for the year ended December 31, 2011 by $10.86.

●	A decrease in other income primarily due to a reduction in late fee income. The decrease is due to the reduction in the size of our portfolio at December 31, 2012 compared to December 31, 2011.

The decrease in total expenses was primarily a result of the following:

●
A decrease in interest expense due to a decrease in our average debt outstanding.  Average borrowings for the years ended December 31, 2012 and 2011 were $111.5 million and $221.1 million, respectively, at an effective interest rate of 11.0% and 9.5%, respectively.

●	A decrease in depreciation on operating leases related to the decrease in our investment in operating leases.

●	A decrease in our provision for credit losses principally reflects the decrease of our equipment financing portfolio.

●	A decrease in administrative expenses reimbursed to affiliates and general and administrative expenses occurred due to the reduction in the size of our portfolio.

Index

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the years ended December 31, 2012 and 2011 was $13.46 and $4.43, respectively, based on the weighted average number of limited partner units outstanding of 1,259,537 each period.

Liquidity and Capital Resources

Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans and distributions to partners. During the life of the partnership, we depend upon cash generated from operations, and the excess cash derived from the collection of lease payments after debt service to meet our liquidity needs.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2012	2011
Net cash provided by operating activities	$5,787	$9,244
Net cash provided by investing activities	80,371	130,745
Net cash used in financing activities	(86,525)	(139,978)
(Decrease) increase in cash	$(367)	$11

Cash decreased $367,000 primarily due to debt repayments of $89.0 million ($7.7 million of which was repaid by restricted cash) and $5.1 million of distributions to partners, partially offset by net proceeds received on our investments in leases and loans of approximately $80.4 million.

Partner’s distributions paid for the years ended December 31, 2012 and 2011 were $5.1 million each period. Distributions to limited partners were paid at a rate of 4.0% of original capital invested for both the years ended December 31, 2012 and 2011. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. Cumulative partner distributions paid from our inception to December 31, 2012 were approximately $25.2 million.

Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.

The General Partner has waived its management fees. Accordingly, we did not record any management fee expense for the years ended December 31, 2012 or 2011. The cash savings on management fees and distributions is expected to be used to pay down our liabilities. Approximately $1.8 million of management fees were waived for the year ended December 31, 2012 and $6.4 million have been waived on a cumulative basis.

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. As our lease portfolio ages, and if the economic recovery in the United States stalls or reverses, we anticipate the need to increase our allowance for credit losses.

Index

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of December 31, 2012 were as follows (in thousands):

		Amount	Amount of
	Type	Outstanding (1)	Collateral (2)
2011-1 Term Securitization	Term	$27,575	$30,493
2010-1 Term Securitization	Term	8,649	12,740
2010-3 Term Securitization	Term	36,477	44,033
		$72,701	$87,266

(1)	The outstanding borrowings are presented net of unamortized original issue discount of $3.2 million at December 31, 2012.
(2)
These borrowings are collateralized by specific leases and loans and restricted cash. As of December 31, 2012, $76.7 million of leases and loans and $10.6 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

Series 2011-1 Term Securitization.  On January 26, 2011, a previous lender was paid-off with the proceeds from the 2011-1 Term Securitization (The “2011-1 Term Securitization”) in which six classes of asset-backed notes were issued that  have varying maturity dates ranging from December 2018 to December 2023. The asset-backed notes totaled $96.0 million and bear interest at fixed, stated rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $6.2 million.  As a result of the repayment of the previous term loan, we recognized a gain on extinguishment of debt of $13.7 million.

Series 2010-1 Term Securitization.  On May 18, 2010 three classes of asset-backed notes were issued (The “2010-1 Term Securitization”), one that matures on October 23, 2016 and two that mature on September 23, 2018, respectively. The asset-backed notes total $92.7 million and bear interest at a fixed, stated rate of 5% and were issued at an original discount of $6.5 million.

Series 2010-3 Term Securitization.  On August 17, 2010 five classes of asset-backed notes were issued (The “2010-3 Term Securitization”), one that matures on June 20, 2016 and four that mature on February 20, 2022, respectively. The asset-backed notes total $171.4 million and bear interest at fixed, stated rates ranging from 3.5% to 5.5% and were issued at an original discount of $3.7 million.

Our securitizations are serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer of our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.   The servicing agreements were amended effective July 31, 2012 to increase the cumulative net loss percentages, as the portfolio has exceeded the allowed cumulative net loss amount.  In addition, the servicing agreements and the indentures on these facilities were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  The 2011-1 Term Securitization was similarly amended in February 2013. The portfolio was in compliance with the financial covenants of these agreements as of December 31, 2012.

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

The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test, which LCFF was not in compliance with as of December 31, 2012.  LCFF has notified the Trustee of this breach.  As a result, the noteholders have the right to declare an event of default.  If the noteholders would declare an event of default they have various rights and remedies available to them including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  If the noteholders choose to repossess and sell LCFF’s assets, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses to us.

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

Index

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
LEAF Equipment Finance Fund 4, L.P.

We have audited the accompanying consolidated balance sheets of LEAF Equipment Finance Fund 4, L.P. (a Delaware Limited Partnership) and subsidiaries (the “Fund”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in partners’ (deficit) capital and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LEAF Equipment Finance Fund 4, L.P. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

April 1, 2013

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,	December 31,
	2012	2011
ASSETS
Cash	$38	$405
Restricted cash	11,552	19,202
Investment in leases and loans, net	89,302	184,938
Deferred financing costs, net	1,322	2,629
Other assets	92	217
Total assets	$102,306	$207,391

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	$72,701	$157,911
Accounts payable, accrued expenses and other liabilities	1,380	1,143
Due to affiliates	2,472	190
Subordinated notes payable	9,355	9,355
Total liabilities	85,908	168,599

Commitments and contingencies (Note 11)

Partners’ (Deficit) Capital:
General partner	(938)	(716)
Limited partners	17,040	39,027
Total partners' capital	16,102	38,311
Noncontrolling interest	296	481
Total capital	16,398	38,792
Total liabilities and capital	$102,306	$207,391

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)

	Years Ended December 31,
	2012	2011
Revenues:
Interest on equipment financings	$8,974	$18,264
Rental income	1,263	2,512
Gains on sale of equipment and lease dispositions, net	1,170	1,559
Gain on extinguishment of debt	-	13,677
Other income	902	1,103
	12,309	37,115

Expenses:
Interest expense	12,304	21,093
Depreciation on operating leases	812	2,005
Provision for credit losses	14,059	15,685
General and administrative expenses	1,222	1,384
Administrative expenses reimbursed to affiliate	1,217	2,450
Loss on derivative activities	-	128
	29,614	42,745
Net loss	(17,305)	(5,630)
Add: Net loss (income) attributable to the noncontrolling interest	185	(7)
Net loss attributable to LEAF 4 partners	$(17,120)	$(5,637)
Net loss allocated to LEAF 4's limited partners	$(16,949)	$(5,581)
Weighted average number of limited partner units outstanding during the period	1,259,537	1,259,537

Net loss per weighted average limited partner unit	$(13.46)	$(4.43)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ (Deficit) Capital
(In thousands, except unit data)

	General			Total	Non-
	Partner	Limited Partners		Partners’	Controlling	Total
	Amount	Units	Amount	(Deficit) Capital	Interest	Capital
Balance, at January 1, 2011	$(609)	1,259,537	$49,642	$49,033	$474	$49,507
Return of offering costs related to the sale of limited partnership units			4	4		4
Cash distributions paid	(51)	-	(5,038)	(5,089)	-	(5,089)
Net loss	(56)	-	(5,581)	(5,637)	7	(5,630)
Balance, at December 31, 2011	(716)	1,259,537	39,027	38,311	481	38,792
Cash distributions paid	(51)	-	(5,038)	(5,089)	-	(5,089)
Net loss	(171)	-	(16,949)	(17,120)	(185)	(17,305)
Balance, December 31, 2012	$(938)	1,259,537	$17,040	$16,102	$296	$16,398

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(17,305)	$(5,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on extinguishment of debt	-	(13,677)
Gains on sale of equipment and lease dispositions, net	(1,170)	(1,559)
Amortization of deferred charges	2,943	5,595
Amortization of discount on debt	3,804	6,205
Depreciation on operating leases	812	2,005
Provision for credit losses	14,059	15,685
Loss on derivative activities	-	166
Changes in operating assets and liabilities:
Other assets	125	36
Accounts payable, accrued expenses, and other liabilities	237	249
Due to affiliates	2,282	169
Net cash provided by operating activities	5,787	9,244

Cash flows from investing activities:
Purchases of leases and loans	(384)	–
Proceeds from leases and loans	82,570	133,959
Security deposits returned, net of collections	(1,815)	(3,214)
Net cash provided by investing activities	80,371	130,745

Cash flows from financing activities:
Borrowings of debt	-	90,041
Repayment of debt	(89,013)	(221,633)
Decrease in restricted cash	7,650	1,303
Increase in deferred financing costs	(73)	(1,725)
Termination of financial derivatives	-	(2,875)
Cash distributions to partners	(5,089)	(5,089)
Net cash used in financing activities	(86,525)	(139,978)

(Decrease) increase in cash	(367)	11
Cash, beginning of period	405	394
Cash, end of period	$38	$405

Cash paid for interest	$5,637	$9,277

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2012 and 2011

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

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses and the estimated unguaranteed residual values of leased equipment. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Restricted Cash

The Fund had restricted cash of $11.6 million and $19.2 million as of December 31, 2012 and 2011, respectively. Restricted cash as of December 31, 2012 included cash being held in reserve by the Fund’s lenders of $10.6 million and approximately $1.0 million of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst LEAF Financial, the other entities and their respective lenders. These amounts represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not yet transferred to the Fund’s bank account.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - Continued
December 31, 2012 and 2011

Concentration of Credit Risk

As of December 31, 2012, 10% and 19% of the Fund’s commercial finance assets were located in California and New York, respectively.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries.  In evaluating historic performance of the Fund’s leases and loans, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off unless individually reviewed for impairment.  In an individual review for impairment the Fund considers the loans performance, probability of repayment, and general and local economic conditions when assessing whether impairment is necessary.  Substantially all of the Fund’s leases and loans evaluated for impairment on an individual basis include an analysis of the market values of underlying collateral values, as adjusted for estimated selling and other closing costs. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, past due accounts are referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - Continued
December 31, 2012 and 2011

The Fund’s policy is to charge off to the allowance those financings which are in default and for which it is probable management will be unable to collect all amounts contractually owed. The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2012 and, 2011, the Fund had $20.1 million and $26.8 million, respectively, of leases and loans on non-accrual status. Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal. Generally income recognition resumes when a lease or loan becomes less than 90 days delinquent, unless certain factors specific to those leases or loans continue to raise concerns as to future collectability.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) for the Fund was equal to net income (loss) for the years ended December 31, 2012 and 2011.

Allocation of Partnership Income, Loss and Cash Distributions and Net Loss Per Limited Partner Unit

The Fund allocates net income, net loss and cash distributions as follows:  99% to the limited partners and 1% to the general partner.

Net loss per limited partner unit is computed by dividing net loss allocated to limited partners by the weighted average number of limited partner units outstanding during the period. The weighted average number of limited partner units outstanding during the period is computed based on the number of limited partner units issued during the period weighted for the days outstanding during the period.

Recent Accounting Standards

Accounting Standards Recently Adopted

Comprehensive Income - In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to eliminate the option to present components of other comprehensive income as part of the statement of changes in equity.  The amendment requires that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Fund adopted the two-statement approach for the period beginning January 1, 2012.  However, adoption of this standard did not impact the Fund’s financial statements for the year ended December 31, 2012 as the Fund had no items of other comprehensive income.

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

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - Continued
December 31, 2012 and 2011

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2012	2011
Direct financing leases (1)	$25,970	$56,654
Loans (2)	71,907	130,788
Operating leases	345	1,645
Future payment card receivables	-	261
	98,222	189,348
Allowance for credit losses	(8,920)	(4,410)
	$89,302	$184,938

(1)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 132 months.
(2)	The interest rates on loans generally range from 7% to 16%.

The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2012		2011
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$24,873	$78,448	$58,450	$145,038
Unearned income	(1,280)	(5,271)	(4,215)	(11,817)
Residuals, net of unearned residual income (1)	2,591	-	3,256	-
Security deposits	(214)	(1,270)	(837)	(2,433)
	$25,970	$71,907	$56,654	$130,788

(1)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2012	2011
Equipment	$2,723	$6,998
Accumulated depreciation	(2,378)	(5,353)
	$345	$1,645

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - Continued
December 31, 2012 and 2011

At December 31, 2012, the future payments scheduled to be received on non-cancelable commercial finance assets for each of the five succeeding annual periods ending December 31, and thereafter, are as follows (in thousands):

	Direct
	Financing		Operating
	Leases	Loans(1)	Leases (2)	Totals
2013	$18,689	$28,168	$114	$46,971
2014	4,515	14,179	9	18,703
2015	1,072	7,930	–	9,002
2016	363	5,293	–	5,656
2017	141	1,776	–	1,917
Thereafter	93	2,009	–	2,102
	$24,873	$59,355	$123	$84,351

(1)	Loans are presented exclusive of approximately $19.2 million related to certain loans for which the timing of collectability is unknown.
(2)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans, presented gross of allowance for credit losses of $8.9 million and $4.4 million as of December 31, 2012 and 2011, respectively (in thousands):

	December 31,
	2012		2011
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current (a)	$94,489	96.2%	$183,187	96.7%
Delinquent:
31 to 91 days past due	2,848	2.9%	4,118	2.2%
Greater than 91 days (b)	885	0.9%	2,043	1.1%
	$98,222	100.0%	$189,348	100.0%

(a)
Included in this category are approximately $19.2 million and $24.8 million as of December 31, 2012 and December 31, 2011, respectively, of certain loans which are contractually current but are on the cost recovery method due to continued uncertainty as to collectability of future payments due.

(b)	Balances in this age category are collectively evaluated for impairment.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - Continued
December 31, 2012 and 2011

The Fund had $20.1 million and $26.8 million of leases and loans on non-accrual status as of December 31, 2012 and 2011, respectfully. The credit quality of the Fund’s investment in leases and loans is as follows (in thousands):

	December 31,
	2012	2011
Performing	$78,120	$162,548
Nonperforming	20,102	26,800
	$98,222	$189,348

The Company’s investment in non-performing leases and loans as of December 31, 2012 and 2011 were collectively evaluated for impairment, except for certain asset backed loans that were individually evaluated for impairment. The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Years Ended December 31,
	2012	2011
Allowance for credit losses, beginning of year	$4,410	$9,854
Provision for credit losses	14,059	15,685
Charge-offs	(10,605)	(23,127)
Recoveries	1,056	1,998
Allowance for credit losses end of year	$8,920	$4,410

Allowance for credit losses:
Ending balance, individually evaluated for impairment	$8,080	$1,550
Ending balance, collectively evaluated for impairment	840	2,860
Balance, end of year	$8,920	$4,410

Recorded investment in leases and term loans:
Ending balance, individually evaluated for impairment	$19,217	$24,757
Ending balance, collectively evaluated for impairment	79,005	164,591
Balance, end of year	$98,222	$189,348

NOTE 5 – DEFERRED FINANCING COSTS

As of December 31, 2012 and 2011, deferred financing costs include $1.3 million and $2.6 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of December 31, 2012 and 2011 was $4.5 million and $3.1 million, respectively.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - Continued
December 31, 2012 and 2011

NOTE 6 –DEBT

The Fund’s debt consists of the following, net of original issue discount of $3.2 million and $7.0 million at December 31, 2012 and 2011, respectively (in thousands):

				December 31,
	December 31, 2012			2011
		Outstanding	Interest rate per	Outstanding
	Type	Balance (1)	annum	Balance
2011-1 Term Securitization	Term	$27,575	1.7% to 5.5%	$56,205
2010-1 Term Securitization	Term	8,649	5.00%	21,825
2010-3 Term Securitization	Term	36,477	3.5% to 5.5%	79,881
		$72,701		$157,911

(1)
These borrowings are collateralized by specific leases and loans and restricted cash. As of December 31, 2012, $76.7 million of leases and loans and $10.6 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

Series 2011-1 Term Securitization.  On January 26, 2011, a previous lender was paid-off with the proceeds from the 2011-1 Term Securitization (The “2011-1Term Securitization”) in which six classes of asset-backed notes were issued that  have varying maturity dates ranging  from December 2018 to December 2023. The asset-backed notes totaled $96.0 million and bear interest at fixed, stated rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $6.2 million.  As a result of the repayment of the previous term loan, the Fund recognized a gain on extinguishment of debt of $13.7 million.

Series 2010-1 Term Securitization.  On May 18, 2010 three classes of asset-backed notes were issued (The “2010-1 Term Securitization”), one that matures on October 23, 2016 and two that mature on September 23, 2018, respectively. The asset-backed notes total $92.7 million and bear interest at a fixed, stated rate of 5% and were issued at an original discount of $6.5 million.

Series 2010-3 Term Securitization.  On August 17, 2010 five classes of asset-backed notes were issued (The “2010-3 Term Securitization”), one that matures on June 20, 2016 and four that mature on February 20, 2022, respectively. The asset-backed notes total $171.4 million and bear interest at fixed, stated rates ranging from 3.5% to 5.5% and were issued at an original discount of $3.7 million.

The Fund’s securitizations are serviced by an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer of the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreements were amended effective July 31, 2012 to increase the cumulative net loss percentages as the portfolio has exceeded the allowed cumulative net loss amount. In addition, the servicing agreements and the indentures on these facilities were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral. The 2011-1 Term Securitization was similarly amended in February 2013.  The portfolio was in compliance with the financial covenants of these agreements as of December 31, 2012.

This event does not constitute an event of default on the 2010-1 Term Securitization or the 2010-3 Term Securitization.  Additionally, the Fund is not, nor has been, delinquent on any payments owed to the noteholders.

Debt Repayments: Estimated annual principal payments on the Fund’s aggregate borrowings (presented gross of original issue discount of $3.2 million at December 31, 2012) over the next five years ended December 31, and thereafter, are as follows (in thousands):

December 31, 2013	$38,166
December 31, 2014	19,693
December 31, 2015	8,815
December 31, 2016	5,338
December 31, 2017	2,529
Thereafter	1,330
$75,871

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - Continued
December 31, 2012 and 2011

NOTE 7 – SUBORDINATED NOTES PAYABLE

LEAF Commercial Finance Fund, LLC (“LCFF”), a subsidiary of LEAF Funds JV2, has $9.4 million of 8.25% secured promissory notes (the “Notes”) outstanding, which are recourse to LCFF only. The Notes have a six-year term and require interest only payments until their maturity in February 2015. LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period.

Covenants:  The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test, which LCFF was not in compliance with as of March 31, 2012 and remained non-compliant through December 31, 2012.  LCFF notified the Trustee of this breach in April 2012.  As a result, the noteholders have the right to declare an event of default, which to date has not occurred.  If the noteholders would declare an event of default, they have various rights and remedies available to them including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  If the noteholders choose to repossess and sell LCFF’s assets, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses to the Fund. At December 31, 2012, LCFF had approximately $38.4 million in commercial finance assets, of which $30.5 million had been pledged as collateral on the 2011-1 Term Securitization.

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

Prior to termination of the Fund’s interest rate swaps, the Fund recognized changes in fair value of its derivatives in mark to market changes on derivative liabilities on the accompanying statement of operations.  The Fund incurred a loss on mark to market changes on derivative liabilities of $128,000 for the year ended December 31, 2011.

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

Subsequent to the 2011-1 Term Securitization all of the funds debt was on as fixed rate basis and the funds interest rate swaps were terminated. Accordingly, there were no assets or liabilities measured at fair value at December 31, 2012 or 2011.

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

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - Continued
December 31, 2012 and 2011

Subsequent to the adoption of Accounting Standards Update 2011-04 (“ASU 2011-04”), the Fund is also required to disclose the methods used to estimate fair value on financial instruments not measured at fair value and the level within the fair value hierarchy that those fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at December 31, 2012 is as follows (in thousands):

		Fair Value Measurements Using			Liabilities
	Carrying Value	Level 1	Level 2	Level 3	At Fair Value
Debt	$72,701	$-	$69,719	$-	$69,719

The fair value of the debt at December 31, 2012 was determined using quoted prices from a broker-dealer as of the measurement date.

NOTE 10 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2012	2011
Management fees	$-	$-
Administrative expenses	$1,217	$2,450

Management Fees. The General Partner was paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever was less. However, the General Partner waived approximately $1.8 million and $3.1 million of management fees for the years ended December 31, 2012 and 2011, respectively, and $6.4 million have been waived on a cumulative basis. The General Partner has waived all future management fees.

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

Distributions. The General Partner owns a 1% general partner interest and 0.85% limited partner interest in the Fund. The General Partner was paid cash distributions of $51,000 for its general partner interests for each year ended December 31, 2012 and 2011, respectively, and $43,000 for its limited partner interests for each year ended December 31, 2012 and 2011, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 12 – SUBSEQUENT EVENTS

The Fund has evaluated its December 31, 2012 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Index

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2012, our internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

Index

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our General Partner manages our activities. Although our limited partners have limited voting rights under our partnership agreement, they do not directly or indirectly participate in our management or operations or have actual or apparent authority to enter into contracts on our behalf or to otherwise bind us. Our General Partner will be liable, as General Partner, for all of our debts to the extent not paid, except to the extent that indebtedness or other obligations incurred by it are specifically with recourse only to our assets. Whenever possible, our General Partner intends to make any of our indebtedness or other obligations with recourse only to our assets.

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

The following table sets forth information with respect to the directors and executive officers of our General Partner:

Name	Age	Position
Crit S. DeMent	60	Chief Executive Officer
Jonathan Z. Cohen	42	Director
Jeffrey F. Brotman	49	Director
Robert K. Moskovitz	56	Chief Financial Officer

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

Index

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partners, and holders greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year.  Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2012.

ITEM 11 – EXECUTIVE COMPENSATION

We do not have, nor do we expect to have, any employees as discussed in Item 10 — “Directors and Executive Officers of the Registrant.” Instead, our management and day-to-day activities are provided by the employees of our General Partner and its affiliates. No officer or director of our General Partner will receive any direct remuneration from us. Those persons will receive compensation solely from our General Partner or its affiliates other than us.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had approximately 2,789 limited partners as of December 31, 2012.

(b)
In 2008, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2012, our General Partner owned 10,753, or 0.85%, of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

(d)	Our General Partner’s name and address is LEAF Asset Management, LLC, One Commerce Square, 2005 Market Street, 14th Floor, Philadelphia, Pennsylvania 19103.

Index

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We rely on our General Partner and its affiliates to manage our operations and pay the General Partner or its affiliates fees to manage us. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2012	2011
Management fees	$-	$-
Administrative expenses	$1,217	$2,450

Management Fees. The General Partner was paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever was less. However, the General Partner waived approximately $1.8 million and $3.1 million of management fees for the years ended December 31, 2012 and 2011, respectively, and $6.4 million have been waived on a cumulative basis. The General Partner has waived all future management fees.

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

Distributions. The General Partner owns a 1% general partner interest and 0.85% limited partner interest in the Fund. The General Partner was paid cash distributions of $51,000 for its general partner interests for each year ended December 31, 2012 and 2011, respectively, and $43,000 for its limited partner interests for each year ended December 31, 2012 and 2011, respectively.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP for the years ended December 31, 2012 and 2011 for professional services rendered were $180,000 and $187,000, respectively.

Audit-Related Fees. We did not incur fees in 2012 and 2011 for other services not included above.

Tax Fees. We did not incur fees in 2012 and 2011 for other services not included above.

All Other Fees. Our auditors, Grant Thornton, LLP, billed us for professional services rendered related to sales tax filings of $22,000 and $11,000 for the years ended December 31, 2012 and 2011, respectively.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

Our General Partner’s Board of Directors reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

Index

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The financial statements required by this Item are set forth in Item 8 – “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

No schedules are required to be presented in this report under Regulation S-X promulgated by the SEC.

3.	Exhibits

Exhibit
No.	Description
3.1	Certificate of Limited Partnership (1)
3.2	Amended and Restated Agreement of Limited Partnership (2)
3.3	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of LEAF Equipment Finance Fund 4, L.P. (7)
4.1	Forms of letters sent to limited partners confirming their investment (1)
10.1	Form of Origination and Servicing Agreement Among LEAF Financial Corporation, LEAF Equipment Finance Fund 4, LP and LEAF Funding, Inc. (1)
10.2	Indenture by and between LEAF Commercial Finance Fund, LLC and U.S. Bank National Association (3)
10.3	Amended and Restated Limited Liability Company Agreement of LEAF Commercial Finance Fund, LLC(3)
10.4	Limited Liability Company Agreement of LEAF Funds Joint Venture 2, LLC (3)
10.5	Indenture between LEAF Receivables Funding 2, LLC and U.S. Bank National Association dated as of May 1, 2010 (4)
10.6	Indenture between LEAF Receivables Funding 4, LLC and U.S. Bank National Association dated as of July 4, 2010 (5)
10.7	Indenture between LEAF Receivables Funding 6, LLC and U.S. Bank National Association dated as of January 6, 2011 (6)
10.8	First Amendment dated as of September 28, 2012 to the Indenture between LEAF Receivables Funding 2, LLC and U.S. Bank National Association
10.9	First Amendment dated as of October 15, 2012 to the Indenture between LEAF Receivables Funding 4, LLC and U.S. Bank National Association
10.10	First Amendment dated as of February 25, 2013 to the Indenture between LEAF Receivables Funding 6, LLC and U.S. Bank National Association
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of  Operations for the years ended December 31, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011; (iv) the Consolidated Statements of Changes in Partners’ (Deficit) Capital for the years ended December 31, 2012 and 2011; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and, (iv) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, the General Partner

April 1, 2013	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

April 1, 2013	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Crit S. Dement	Chief Executive Officer of the General Partner	April 1, 2013
Crit S. DeMent	(Principal Executive Officer)

/s/ Robert K. Moskovitz	Chief Financial Officer of the General Partner	April 1, 2013
Robert K. Moskovitz	(Principal Accounting and Financial Officer)

/s/ Jonathan Z. Cohen	Director of the General Partner	April 1, 2013
Jonathan Z. Cohen

/s/ Jeffrey F. Brotman	Director of the General Partner	April 1, 2013
Jeffrey F. Brotman