Form 10-Q
period 2013-03-31
LEAF Equipment Finance Fund 4, L.P.
filed 2013-05-13
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
Consolidated Balance Sheets
(In thousands)

	March 31,
	2013	December 31,
	(Unaudited)	2012
ASSETS
Cash	$64	$38
Restricted cash	11,268	11,552
Investment in leases and loans, net	72,763	89,302
Deferred financing costs, net	1,112	1,322
Other assets	92	92
Total assets	$85,299	$102,306

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	$58,393	$72,701
Accounts payable, accrued expenses and other liabilities	1,415	1,380
Due to affiliates	2,376	2,472
Subordinated notes payable	9,355	9,355
Total liabilities	71,539	85,908

Commitments and contingencies (Note 10)

Partners’ (Deficit) Capital:
General partner	(964)	(938)
Limited partners	14,530	17,040
Total partners' capital	13,566	16,102
Noncontrolling interest	194	296
Total capital	13,760	16,398
Total liabilities and capital	$85,299	$102,306

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Interest on equipment financings	$1,529	$2,610
Rental income	155	452
Gains on sale of equipment and lease dispositions, net	150	482
Other income	138	338
	1,972	3,882

Expenses:
Interest expense	2,034	3,631
Depreciation on operating leases	49	353
Provision for credit losses	800	2,941
General and administrative expenses	272	298
Administrative expenses reimbursed to affiliate	182	389
	3,337	7,612
Net loss	(1,365)	(3,730)
Less: Net loss attributable to the noncontrolling interest	102	49
Net loss attributable to LEAF 4 partners	$(1,263)	$(3,681)
Net loss allocated to LEAF 4's limited partners	$(1,250)	$(3,644)
Weighted average number of limited partner units outstanding during the period	1,259,537	1,259,537

Net loss per weighted average limited partner unit	$(0.99)	$(2.89)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(In thousands, except unit data)
(Unaudited)

	General			Total Partners’	Non-	Total
	Partner	Limited Partners		(Deficit)	Controlling	(Deficit)
	Amount	Units	Amount	Capital	Interest	Capital
Balance, at January 1, 2013	$(938)	1,259,537	$17,040	$16,102	$296	$16,398
Cash distributions paid	(13)	-	(1,260)	(1,273)	-	(1,273)
Net loss	(13)	-	(1,250)	(1,263)	(102)	(1,365)
Balance, March 31, 2013	$(964)	1,259,537	$14,530	$13,566	$194	$13,760

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,365)	$(3,730)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on sale of equipment and lease dispositions, net	(150)	(482)
Amortization of deferred charges	465	878
Amortization of discount on debt	567	1,099
Depreciation on operating leases	49	353
Provision for credit losses	800	2,941
Changes in operating assets and liabilities:
Other assets	–	(9)
Accounts payable, accrued expenses, and other liabilities	35	56
Due to affiliates	(96)	332
Net cash provided by operating activities	305	1,438

Cash flows from investing activities:
Proceeds from leases and loans	15,797	24,271
Security deposits returned, net of collections	(192)	(666)
Net cash provided by investing activities	15,605	23,605

Cash flows from financing activities:
Repayment of debt	(14,875)	(29,227)
Decrease in restricted cash	284	5,118
Increase in deferred financing costs	(20)	-
Cash distributions to partners	(1,273)	(1,273)
Net cash used in financing activities	(15,884)	(25,382)

Increase/(decrease) in cash	26	(339)
Cash, beginning of period	38	405
Cash, end of period	$64	$66

Cash paid for interest	$1,017	$1,486

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

LEAF Equipment Finance Fund 4, L.P. (“LEAF 4” or the “Fund”), a Delaware limited partnership, was formed on January 25, 2008 by its general partner, LEAF Asset Management, LLC (the “General Partner”), which manages the Fund. The General Partner is a Delaware limited liability company and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through its offering termination date of October 30, 2009, the Fund raised $125.7 million by selling 1.3 million of its limited partner units. It commenced operations in September 2008.

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

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2013, and the results of its operations and cash flows for the periods presented. The results of operations for the three ended March 31, 2013 are not necessarily indicative of results of the Fund’s operations for the 2013 fiscal year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 1, 2013.

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
March 31, 2013
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

The Fund’s policy is to charge off to the allowance those financings which are in default and for which it is probable management will be unable to collect all amounts contractually owed. The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of March 31, 2013 and December 31, 2012, the Fund had $14.9 million and $20.1 million, respectively, of leases and loans on non-accrual status. Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal. Generally income recognition resumes when a lease or loan becomes less than 90 days delinquent, unless certain factors specific to those leases or loans continue to raise concerns as to future collectability.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements– (Continued)
March 31, 2013
(Unaudited)

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.    The Fund recognizes late fee income as fees are collected. Late fee income was $121,000 and $313,000 for the three month periods ended March 31, 2013 and 2012, respectively.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31,	December 31,
	2013	2012
Direct financing leases (1)	$19,995	$25,970
Loans (2)	58,932	71,907
Operating leases	256	345
	79,183	98,222
Allowance for credit losses	(6,420)	(8,920)
	$72,763	$89,302

(1)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 132 months.
(2)	The interest rates on loans generally range from 7% to 16%.

The components of direct financing leases and loans are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$18,665	$62,591	$24,873	$78,448
Unearned income	(913)	(2,860)	(1,280)	(5,271)
Residuals, net of unearned residual income	2,432	-	2,591	-
Security deposits	(189)	(799)	(214)	(1,270)
	$19,995	$58,932	$25,970	$71,907

The Fund’s investment in operating leases consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Equipment	$2,319	$2,723
Accumulated depreciation	(2,063)	(2,378)
	$256	$345

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements– (Continued)
March 31, 2013
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $6.4 million and $8.9 million) as of March 31, 2013 and December 31, 2012, respectively (in thousands):

	March 31, 2013		December 31, 2012
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current (a)	$76,608	96.7%	$94,489	96.2%
Delinquent:
31 to 91 days past due	1,305	1.7%	2,848	2.9%
Greater than 91 days (b)	1,270	1.6%	885	0.9%
	$79,183	100.0%	$98,222	100.0%

(a)
Included in this category are approximately $13.6 million and $19.2 million as of March 31, 2013 and December 31, 2012, respectively, of certain loans which are contractually current but are on the cost recovery method due to continued uncertainty as to collectability of future payments due.

(b)	Balances in this age category are collectively evaluated for impairment.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements– (Continued)
March 31, 2013
(Unaudited)

The Fund had $14.9 million and $20.1million of leases and loans on nonaccrual status as of March 31, 2013 and December 31, 2012, respectively.  The credit quality of the Fund’s investment in leases and loans as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
Performing	$64,317	$78,120
Nonperforming	14,866	20,102
	$79,183	$98,222

The Company’s investments in non-performing leases and loans as of March 31, 2013 and December 31, 2012 were collectively evaluated for impairment, except for certain asset backed loans that were individually evaluated for impairment.

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2013	2012
Allowance for credit losses, beginning of period	$8,920	$4,410
Provision for credit losses	800	2,941
Charge-offs	(3,712)	(3,349)
Recoveries	412	288
Allowance for credit losses end of period	$6,420	$4,290

Allowance for credit losses:
Ending balance, individually evaluated for impairment	$5,530	$2,480
Ending balance, collectively evaluated for impairment	890	1,810
Balance, end of year	$6,420	$4,290

Recorded investment in leases and term loans:
Ending balance, individually evaluated for impairment	$13,596	$22,577
Ending balance, collectively evaluated for impairment	65,587	139,729
Balance, end of year	$79,183	$162,306

NOTE 5 – DEFERRED FINANCING COSTS

As of March 31, 2013 and December 31, 2012, deferred financing costs include $1.1 million and $1.3 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated life of the related debt. Accumulated amortization as of March 31, 2013 and December 31, 2012 was $4.7 million, and $4.5 million, respectively.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements– (Continued)
March 31, 2013
(Unaudited)

NOTE 6 –DEBT

The Fund’s debt consists of the following (in thousands):

				December 31,
	March 31, 2013			2012
		Outstanding	Interest rate per	Outstanding
	Type	Balance (1) (2)	annum	Balance
2011-1 Term Securitization	Term	$22,703	1.7% to 5.5%	$27,575
2010-3 Term Securitization	Term	28,841	3.5% to 5.5%	36,477
2010-1 Term Securitization	Term	6,849	5.00%	8,649
		$58,393		$72,701

(1)
These borrowings are collateralized by specific leases and loans and restricted cash. As of March 31, 2013, $62.2 million of leases and loans and $10.6 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

(2)	The outstanding balances are presented net of unamortized original issue discount of $2.6million and $3.2 million as of March 31, 2013 and December 31, 2012, respectively.

Series 2011-1 Term Securitization.  On January 26, 2011 the Fund issued the 2011-1 Term Securitization (The “2011-1Term Securitization”) in which six classes of asset-backed notes were issued that  have varying maturity dates ranging  from December 2018 to December 2023. The asset-backed notes totaled $96.0 million and bear interest at fixed, stated rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $6.2 million.

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

The Fund’s securitizations are serviced by an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer of the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreements of the 2010-1 Term Securitization and the 2010-3 Term Securitization were amended effective July 31, 2012 to increase the cumulative net loss percentages as the portfolio had exceeded the allowed cumulative net loss amount. In addition, the servicing agreements and the indentures on these facilities were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral. The 2011-1 Term Securitization was similarly amended in February 2013.  The portfolio was in compliance with the financial covenants of these agreements as of March 31, 2013.

These events do not constitute an event of default on the Fund’s term securitizations.  Additionally, the Fund is not, nor has been, delinquent on any payments owed to the noteholders.

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements– (Continued)
March 31, 2013
(Unaudited)

Debt Repayments:  Excluding $2.6 million of  remaining unamortized discount on the term securitizations, estimated annual principal payments on the Fund’s aggregate borrowings over the next five annual periods ended March 31, and thereafter, are as follows (in thousands):

March 31, 2013	$30,412
March 31, 2014	15,189
March 31, 2015	7,065
March 31, 2016	5,010
March 31, 2017	2,135
Thereafter	1,186
$60,997

NOTE 7 – SUBORDINATED NOTES PAYABLE

LCFF has $9.4 million of 8.25% secured subordinated promissory notes (the “Notes”) outstanding, which are recourse to LCFF only. The Notes were issued to private investors and require interest only payments until their maturity in February 2015. LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period.

Covenants:  The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test which LCFF is not in compliance with.  LCFF notified the Trustee of this breach in April 2012.  As a result, the noteholders have the right to declare an event of default, which to date has not occurred.  If the noteholders would declare an event of default they have various rights and remedies available to them including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  If the noteholders choose to repossess and sell LCFF’s assets, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses to the Fund. At March 31, 2013, LCFF had approximately $31.8 million in commercial finance assets, of which $24.3 million had been pledged as collateral on the 2011-1 Term Securitization.

Notwithstanding the foregoing, LCFF is not, nor has been, delinquent on any payments of interest owed to the noteholders.

NOTE 8 – FAIR VALUE MEASUREMENT

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

Index

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements– (Continued)
March 31, 2013
(Unaudited)

There were no assets or liabilities measured at fair value at March 31, 2013 or December 31, 2012.

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments

The Fund is also required to disclose the methods used to estimate fair value on financial instruments not measured at fair value and the level within the fair value hierarchy that those fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at March 31, 2013 and December 31, 2012 is as follows:

		Fair Value Measurements Using			Liabilities
	Carrying Value	Level 1	Level 2	Level 3	At Fair Value
Debt, at March 31, 2013	$58,393	$-	$55,999	$-	$55,999
Debt, at December 31, 2012	$72,701	$-	$69,719	$-	$69,719

The fair value of the debt was determined using quoted prices obtained from a broker-dealer as of the measurement date.

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

	Three Months Ended March 31,
	2013	2012
Administrative expenses	$182	$389

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived all management fees. The General Partner has unearned and waived management fees of approximately $305,000 for the three months ended March 31, 2013, and $6.7 million have been unearned and waived on a cumulative basis.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and its affiliates related to acquiring and managing portfolios of equipment, management fees and reimbursed expenses.

Distributions. The General Partner owns a 1% general partner interest and 0.85% limited partner interest in the Fund. The General Partner was paid cash distributions of $13,000 for its general partner interests for each three month period ended March 31, 2013 and 2012, respectively, and $11,000 for its limited partner interests for each three month period ended March 31, 2013 and 2012, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Fund has evaluated its March 31, 2013 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from LEAF Financial Corporation (“LEAF Financial”), an affiliate of our General Partner and also a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We also invest in equipment, leases and secured loans through joint venture arrangements with our General Partner’s affiliated investment programs. We finance business essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1.0 billion or less in total assets;

•	Or $100.0 million or less in total annual sales.

To date, limited partners have received total distributions ranging from approximately 16% to 26% of their original amount invested, depending upon when the investment was made.   Management is working to maximize the amount that can be distributed to limited partners in the future. Distributions were made at a rate of 4.0% for the three month period ended March 31, 2013.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. In order to reduce our ongoing cash requirements, the General Partner waived management fees in August 2010 and subsequently waived all future management fees.

Index

General Economic Overview

United States of America (“U.S.”) economic activity for the quarter ended March 31, 2013 was strongly influenced first by temporary relief of various tax cuts that were set to expire at the beginning of the calendar year (the “Fiscal Cliff”) that were avoided, but was quickly tempered through uncertainties surrounding automatic federal spending cuts (the “Sequestration”) that took effect and other unresolved fiscal matters including the pending approach of the U.S. debt ceiling. The overall economic activity was uneven with some sectors showing improvement and others showing decline. The quarter ended with more indications of decline or stagnation than when the quarter began. Some specific key economic indicators and reports that were released in the first quarter of 2013 and that show these trends are summarized below.

•
The Commerce Department reported uneven signs in the housing market.  While sales of new single family home sales in March 2013 were up 1.5 percent as compared to February 2013, building permits in March 2013 were down 3.9 percent as compared to February 2013.

•
In March 2013 the majority of the members of the Federal Reserve’s Open Market Committee judged that the highly accommodative monetary policy (QE3) was likely to be warranted over the next few years to support and spur on the sluggish economy.

•
The National Association of Realtors reported that in March 2013 existing home sales decreased 0.6 percent as compared to February 2013.  At the same time the National Association of Realtors reported some positive indications of housing activity as the length of time homes were on the market declined, and home prices increased. The biggest factor holding back further expansion in existing home sales is lack of supply.

•
The National Association of Credit Management Index declined in March 2013 as compared to February 2013 and the factors comprising the Index provided no clear signal to cause much confidence in future economic activity.

•
The National Federation of Independent Business Confidence Index level declined in March 2013 after a several month period of increases. The National Association of Independent Businesses reported that among the small business owners that participate in the survey “virtually no owners think the current period is a good time to expand.”

•
The Equipment Leasing and Finance Foundation’s Monthly Confidence Index for March 2013 declined to 58.0 from 58.7 in February 2013 reflecting a leveling off of industry participant’s optimism regarding the economic outlook.

As has been the case in recent quarters these indicators point to an economy that is showing signs of a slow sustained improvement in certain sectors, but also held back by significant uncertainty caused by the political climate.  With the issue to the debt ceiling pending on the near horizon and growing effects from the Sequestration, the first quarter of 2013 ended with heightened uncertainty and lack of confidence in the business sector. As this affects small businesses, this situation might affect the performance of our portfolio of leases and loans which have been largely extended to the small to medium sized business community.

Index

Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	March 31,	December 31,
	2013	2012
Investment in leases and loans, net	$72,763	$89,302

Number of contracts	6,300	6,700
Number of individual end users (1)	5,700	6,100
Average original equipment cost	$60.2	$61.0
Average initial lease term (in months)	60	58
Average remaining lease term (in months)	18	18

States accounting for more than 10% of lease and loan portfolio:
New York	23%	19%
California	10%	10%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical equipment	24%	22%
Asset based lending	19%	15%
Restaurant equipment	13%	12%
Industrial equipment	12%	18%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	43%	41%
Finance/Insurance/Real Estate	23%	25%
Retail trade	17%	17%

(1)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 17% of our portfolio based on the origination amount.

Index

Portfolio Performance

The table below provides information about our commercial finance assets including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Three Months Ended March 31,
			Change
	2013	2012	$	%
Investment in leases and loans before allowance for credit losses	$79,183	$162,306	$(83,123)	(51)%
Less: allowance for credit losses	(6,420)	(4,290)	(2,130)	50%
Investment in leases and loans, net	$72,763	$158,016	$(85,253)	(54)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$89,430	$173,547	$(84,117)	(48)%
Non-performing assets	$14,866	$25,629	$(10,763)	(42)%
Charge-offs, net of recoveries	$3,300	$3,061	$239	8%
As a percentage of finance receivables:
Allowance for credit losses	8.11%	2.64%
Non-performing assets	18.77%	15.79%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	3.69%	1.76%

Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables at the current time. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance of our leases and loans, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off unless individually reviewed for impairment.  In an individual review for impairment we consider the loans performance, probability of repayment, and general and local economic conditions when assessing whether impairment is necessary. Substantially all of our leases and loans evaluated for impairment on an individual basis include an analysis of the market values of underlying collateral values, as adjusted for estimated selling and other closing costs. Our policy is to charge-off to the allowance those financings for which it is probable management will be unable to collect all amounts contractually owed. Substantially all of our assets are collateral for our debt and, therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies have continued as the U.S. economy recovers.  Our non-performing assets as a percentage of our net investment increased to 18.77% at March 31, 2013 as compared to 15.79% at March 31, 2012, primarily due to certain non-performing loans that are contractually current but on the cost recovery method due to continued uncertainty as to future collectability.  Our charge-offs, net of recoveries, as a percentage of weighted average finance receivables was 3.69% for the three month period ended March 31, 2013 primarily due to the settlement of a non-performing asset based loan.  We had fully reserved for this loss at December 31, 2012 and accordingly, this settlement did not impact the results of our operations for the three month period ended March 31, 2013.

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

Index

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through March 31, 2013.

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

Three months ended March 31, 2013 compared to three months ended March 31, 2012 (dollars in thousands):

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$1,529	$2,610	$(1,081)	(41)%
Rental income	155	452	(297)	(66)%
Gains on sale of equipment and lease dispositions, net	150	482	(332)	(69)%
Other income	138	338	(200)	(59)%
	1,972	3,882	(1,910)	(49)%

Expenses:
Interest expense	2,034	3,631	(1,597)	(44)%
Depreciation on operating leases	49	353	(304)	(86)%
Provision for credit losses	800	2,941	(2,141)	(73)%
General and administrative expenses	272	298	(26)	(9)%
Administrative expenses reimbursed to affiliate	182	389	(207)	(53)%
	3,337	7,612	(4,275)	(56)%
Net loss	(1,365)	(3,730)	2,365
Less: Net loss attributable to the noncontrolling interest	102	49	53
Net loss attributable to LEAF 4 partners	$(1,263)	$(3,681)	$2,418
Net loss allocated to LEAF 4's limited partners	$(1,250)	$(3,644)	$2,394

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $89.4 million for the three months ended March 31, 2013 as compared to $173.5 million for the three months ended March 31, 2012, a decrease of $84.1 million or 48%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•
Gains on the sale of equipment and lease dispositions decreased $332,000 to $150,000 for the three months ended March 31, 2013 compared to a gain of $482,000 for the three months ended March 31, 2012.  Gains and losses on sales of equipment may vary significantly from period to period.

•
Other income decreased $200,000 from $338,000 at March 31, 2012 to $138,000 at March 31, 2013, a decrease of 59%.  The decrease is primarily due to a reduction in late fee income which is a result of the decrease in our portfolio.

The decrease in total expenses was primarily a result of the following:

•
A decrease in interest due to a decrease in our average debt outstanding. Average borrowings for the three months ended March 31, 2013 and 2012 were $66.2 million and $143.6 million, respectively. The interest expense reduction was primarily driven by the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation on operating leases due to a decrease in the size of our portfolio.

•	A decrease in our provision for credit losses is principally due to a decrease of our equipment financing portfolio.

Index

•	A decrease in administrative expenses reimbursed to affiliates and general and administrative expenses due to the reduction in the size of our portfolio.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended March 31, 2013 and 2012 was $0.99 and $2.89, respectively, based on a weighted average number of limited partner units outstanding of 1,259,537 each period.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements, in addition to normal operating expenses are for debt service, investments in leases and loans and distributions to our partners.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$305	$1,438
Net cash provided by investing activities	15,605	23,605
Net cash used in financing activities	(15,884)	(25,382)
Increase (decrease) in cash	$26	$(339)

Cash increased by $26,000 due to net proceeds from our investments in leases and loans of $15.6 million, a reduction in our restricted cash of $284,000, and cash provided by operating activities of $305,000, partially offset by debt repayments of $14.9 million and distributions to our partners of $1.3 million.

Partner’s distributions paid for the three months ended March 31, 2013 and March 31, 2012 were $1.3 million each period. Cumulative partner distributions paid from our inception to March 31, 2013 were approximately $26.5 million. To date, limited partners have received total distributions of approximately 21% of their original amount invested, depending upon when the investment was made.   Partner distributions for the three months ended March 31, 2013 and 2012 were made at a rate of 4.0% of capital invested. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principle payments on our debt facilities required per our agreements, and prevailing economic conditions. The terms of our current debt facilities are structured to use excess cash to accelerate the repayment of debt. This results in paying less interest expense over time, but also limits available cash to make monthly distributions to the partners. The terms of our current debt facilities coupled with continued higher than expected lease and loan defaults, caused by a slow economic recovery could impact our ability to make monthly cash distributions to our limited partners.

Beginning August 1, 2010, our General Partner waived its asset management fee and subsequently waived all future management fees. Through March 31, 2013, the General Partner has unearned and waived management fees of $6.7 million, of which $305,000 related to the three months ended March 31, 2013.

 Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of March 31, 2013 were as follows (in thousands):

		Amount	Amount of
	Type	Outstanding	Collateral (1)
2011-1 Term Securitization	Term	$22,703	$25,461
2010-3 Term Securitization	Term	28,841	36,339
2010-1 Term Securitization	Term	6,849	10,891
		$58,393	$72,691

(1)
These borrowings are collateralized by specific leases and loans and restricted cash. As of March 31, 2013, $62.2 million of leases and loans and $10.6 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

Index

2011-1 Term Securitization.  On January 26, 2011, we issued the 2011-1 Term Securitization (The “2011-1 Term Securitization”) in which six classes of asset-backed notes were issued that have varying maturity dates ranging from December 2018 to December 2023. The asset-backed notes totaled $96.0 million and bear interest at fixed, stated rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $6.2 million.

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

Our securitizations are serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer of our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreements of the 2010-1 Term Securitization and the 2010-3 Term Securitization were amended effective July 31, 2012 to increase the cumulative net loss percentages as the portfolio had exceeded the allowed cumulative net loss amount. In addition, the servicing agreements and the indentures on these facilities were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral. The 2011-1 Term Securitization was similarly amended in February 2013.  The portfolio was in compliance with the financial covenants of these agreements as of March 31, 2013.

These events do not constitute an event of default on our term securitizations.  Additionally, we are not, nor have been, delinquent on any payments owed to the noteholders.

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

The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test, which LCFF is not in compliance with.  LCFF has notified the Trustee of this breach.  As a result, the noteholders have the right to declare an event of default.  If the noteholders would declare an event of default they have various rights and remedies available to them including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  If the noteholders choose to repossess and sell LCFF’s assets, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses to us.

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

Our primary use of cash is for debt service. Substantially all of our leases and loans are collateral for our debt, however, all of our debt is non-recourse to the partnership which limits our financial exposure. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent our lender uses the excess collateral from performing leases to repay our loan, even though our customer has not paid us. Therefore, higher than expected lease and loan defaults will reduce our liquidity.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Limited Partnership (1)
3.2	Amended and Restated Agreement of Limited Partnership (2)
3.3	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of LEAF Equipment Finance Fund 4, L.P. (7)
4.1	Forms of letters sent to limited partners confirming their investment (1)
10.1	Form of Origination and Servicing Agreement Among LEAF Financial Corporation, LEAF Equipment Finance Fund 4, LP and LEAF Funding, Inc. (1)
10.2	Indenture by and between LEAF Commercial Finance Fund, LLC and U.S. Bank National Association (3)
10.3	Amended and Restated Limited Liability Company Agreement of LEAF Commercial Finance Fund, LLC(3)
10.4	Limited Liability Company Agreement of LEAF Funds Joint Venture 2, LLC (3)
10.5	Indenture between LEAF Receivables Funding 2, LLC and U.S. Bank National Association dated as of May 1, 2010 (4)
10.6	Indenture between LEAF Receivables Funding 4, LLC and U.S. Bank National Association dated as of July 4, 2010 (5)
10.7	Indenture between LEAF Receivables Funding 6, LLC and U.S. Bank National Association dated as of January 6, 2011 (6)
10.8	First Amendment dated as of September 28, 2012 to the Indenture between LEAF Receivables Funding 2, LLC and U.S. Bank National Association (8)
10.9	First Amendment dated as of October 15, 2012 to the Indenture between LEAF Receivables Funding 4, LLC and U.S. Bank National Association (8)
10.10	First Amendment dated as of February 25, 2013 to the Indenture between LEAF Receivables Funding 6, LLC and U.S. Bank National Association (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of  Operations for the three month periods ended March 31, 2013 and 2012; (iii) the Consolidated Statement of Changes in Partners’ (Deficit) Capital for the three month period ended March 31, 2013; (iv) the Consolidated Statements of Cash Flows for the periods ended March 31, 2013 and 2012; and, (v) the Notes to Consolidated Financial Statements.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on March 24, 2008 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to Form 8-K on May 8, 2009 and by this reference incorporated herein.
(3)	Filed previously on May 12, 2009 in Post-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to form 8-K on October 20, 2011 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and by this reference incorporated herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF EQUIPMENT FINANCE FUND 4, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, its General Partner

May 13, 2013	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

May 13, 2013	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer