Form 10-Q
period 2013-06-30
LEAF Equipment Finance Fund 4, L.P.
filed 2013-08-13
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$237	$38
Restricted cash	10,058	11,552
Investment in leases and loans, net	58,847	89,302
Deferred financing costs, net	926	1,322
Other assets	92	92
Total assets	$70,160	$102,306

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	$45,547	$72,701
Accounts payable, accrued expenses, and other liabilities	913	1,380
Due to affiliates	3,829	2,472
Subordinated notes payable	9,295	9,355
Total liabilities	59,584	85,908

Commitments and contingencies (Note 10)

Partners’ (Deficit) Capital:
General partner	(996)	(938)
Limited partners	11,419	17,040
Total partners' capital	10,423	16,102
Noncontrolling interest	153	296
Total capital	10,576	16,398
Total liabilities and capital	$70,160	$102,306

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Interest on equipment financings	$1,284	$2,460	$2,813	$5,070
Rental income	126	354	281	806
Gains on sale of equipment and lease dispositions, net	198	259	348	741
Gains on extinguishment of debt	16	–	16	–
Other income	108	236	246	574
	1,732	3,309	3,704	7,191

Expenses:
Interest expense	1,809	3,159	3,843	6,789
Depreciation on operating leases	54	255	102	607
Provision for credit losses	1,407	3,003	2,206	5,944
General and administrative expenses	228	380	500	678
Administrative expenses reimbursed to affiliate	147	330	329	720
	3,645	7,127	6,980	14,738
Net loss	(1,913)	(3,818)	(3,276)	(7,547)
Less: Net loss attributable to the noncontrolling interest	42	48	143	96
Net loss attributable to LEAF 4 partners	$(1,871)	$(3,770)	$(3,133)	$(7,451)
Net loss allocated to LEAF 4's limited partners	$(1,852)	$(3,732)	$(3,102)	$(7,376)
Weighted average number of limited partner units outstanding during the period	1,259,537	1,259,537	1,259,537	1,259,537

Net loss per weighted average limited partner unit	$(1.47)	$(2.96)	$(2.46)	$(5.86)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(In thousands, except unit data)
(Unaudited)

	General			Total Partners’	Non-	Total
	Partner	Limited Partners		(Deficit)	Controlling	(Deficit)
	Amount	Units	Amount	Capital	Interest	Capital
Balance, at January 1, 2013	$(938)	1,259,537	$17,040	$16,102	$296	$16,398
Cash distributions paid	(27)	-	(2,519)	(2,546)	-	(2,546)
Net loss	(31)	-	(3,102)	(3,133)	(143)	(3,276)
Balance, June 30, 2013	$(996)	1,259,537	$11,419	$10,423	$153	$10,576

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,276)	$(7,547)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gains on extinguisment of debt	(16)	–
Gains on sale of equipment and lease dispositions, net	(348)	(741)
Amortization of deferred charges	948	1,629
Amortization of discount on debt	1,031	2,045
Depreciation on operating leases	102	607
Provision for credit losses	2,206	5,944
Changes in operating assets and liabilities:
Other assets	–	101
Accounts payable, accrued expenses, and other liabilities	(467)	370
Due to affiliates	1,357	644
Net cash provided by operating activities	1,537	3,052

Cash flows from investing activities:
Purchases from leases and loans	–	(384)
Proceeds from leases and loans	28,287	46,140
Security deposits returned, net of collections	(324)	(1,174)
Net cash provided by investing activities	27,963	44,582

Cash flows from financing activities:
Repayment of debt	(28,185)	(51,482)
Decrease in restricted cash	1,494	6,218
Increase in deferred financing costs	(20)	–
Redemption of note	(44)	–
Cash distributions to partners	(2,546)	(2,546)
Net cash used in financing activities	(29,301)	(47,810)

Increase (decrease) in cash	199	(176)
Cash, beginning of period	38	405
Cash, end of period	$237	$229

Cash paid for interest	$1,895	$3,160

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
June 30, 2013
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

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2013, and the results of its operations and cash flows for the periods presented. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of results of the Fund’s operations for the entire fiscal year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 1, 2013.

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
June 30, 2013
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

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2013
(Unaudited)

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes late fee income as fees are collected. Late fee income was $98,000 and $219,000, respectively, for the three and six month periods ended June 30, 2013, and was $214,000 and $527,000, respectively, for the three and six month periods ending June 30, 2012.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Direct financing leases (1)	$14,858	$25,970
Loans (2)	50,220	71,907
Operating leases	189	345
	65,267	98,222
Allowance for credit losses	(6,420)	(8,920)
	$58,847	$89,302

(1)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 180 months.
(2)	The interest rates on loans generally range from 5% to 20%.

The components of direct financing leases and loans are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$13,516	$53,099	$24,873	$78,448
Unearned income	(666)	(2,179)	(1,280)	(5,271)
Residuals, net of unearned residual income	2,170	-	2,591	-
Security deposits	(162)	(700)	(214)	(1,270)
	$14,858	$50,220	$25,970	$71,907

The Fund’s investment in operating leases consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Equipment	$2,009	$2,723
Accumulated depreciation	(1,820)	(2,378)
	$189	$345

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2013
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $6.4 million and $8.9 million) as of June 30, 2013 and December 31, 2012, respectively (in thousands):

	June 30, 2013		December 31, 2012
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current (a)	$62,816	96.3%	$94,489	96.2%
Delinquent:
31 to 91 days past due	986	1.5%	2,848	2.9%
Greater than 91 days (b)	1,465	2.2%	885	0.9%
	$65,267	100.0%	$98,222	100.0%

(a)
Included in this category are approximately $13.2 million and $19.2 million as of June 30, 2013 and December 31, 2012, respectively, of certain loans which are contractually current but are on the cost recovery method due to continued uncertainty as to collectability of future payments due.

(b)	Balances in this age category are collectively evaluated for impairment.

Index
The Fund had $14.7 million and $20.1 million of leases and loans on nonaccrual status as of June 30, 2013 and December 31, 2012, respectively.  The credit quality of the Fund’s investment in leases and loans as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
Performing	$50,565	$78,120
Nonperforming	14,702	20,102
	$65,267	$98,222

The Company’s investments in non-performing leases and loans as of June 30, 2013 and December 31, 2012 were collectively evaluated for impairment, except for certain asset backed loans that were individually evaluated for impairment.

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Allowance for credit losses, beginning of period	$6,420	$4,290	$8,920	$4,410
Provision for credit losses	1,407	3,003	2,206	5,944
Charge-offs	(1,534)	(3,026)	(5,245)	(6,376)
Recoveries	127	363	539	652
Allowance for credit losses end of period	$6,420	$4,630	$6,420	$4,630

Allowance for credit losses:
Ending balance, individually evaluated for impairment	$5,530	$3,580	$5,530	$3,580
Ending balance, collectively evaluated for impairment	890	1,050	890	1,050
Balance, end of year	$6,420	$4,630	$6,420	$4,630

Recorded investment in leases and term loans:
Ending balance, individually evaluated for impairment	$13,237	$21,994	$13,237	$21,994
Ending balance, collectively evaluated for impairment	52,030	116,254	52,030	116,254
Balance, end of year	$65,267	$138,248	$65,267	$138,248

NOTE 5 – DEFERRED FINANCING COSTS

As of June 30, 2013 and December 31, 2012, deferred financing costs include $926,000 and $1.3 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated life of the related debt. Accumulated amortization as of June 30, 2013 and December 31, 2012 was $4.9 million, and $4.5 million, respectively.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2013
(Unaudited)

NOTE 6 –DEBT

The Fund’s debt consists of the following (in thousands):

				December 31,
	June 30, 2013			2012
		Outstanding	Interest rate per	Outstanding
	Type	Balance (1) (2)	annum	Balance
2011-1 Term Securitization	Term	$18,235	1.7% to 5.5%	$27,575
2010-3 Term Securitization	Term	21,698	3.5% to 5.5%	36,477
2010-1 Term Securitization	Term	5,614	5.00%	8,649
		$45,547		$72,701

(1)
These borrowings are collateralized by specific leases and loans and restricted cash.  As of June 30, 2013, $49.2 million of leases and loans and $9.6 million of restricted cash were pledged as collateral under the Fund’s term securitizations.  Recourse under these securitizations is limited to the amount of collateral pledged.

(2)	The outstanding balances are presented net of unamortized original issue discount of $2.1 million and $3.2 million as of June 30, 2013 and December 31, 2012, respectively.

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

The Fund’s securitizations are serviced by an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer of the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreements of the 2010-1 Term Securitization and the 2010-3 Term Securitization were amended effective July 31, 2012 to increase the cumulative net loss percentages as the portfolio had exceeded the allowed cumulative net loss amount. In addition, the servicing agreements and the indentures on these facilities were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral. The 2011-1 Term Securitization was similarly amended in February 2013.  The portfolios of the 2011-1 Term Securitization exceed the three month rolling delinquency rate in June 2013.  Accordingly, the noteholders were notified and discussions are ongoing about a resolution.  Whereas the noteholders have the right to appoint a successor Servicer to replace the General Partner’s affiliate, to date they have not elected to do so.

These events do not constitute an event of default on the Fund’s term securitizations.  Additionally, the Fund is not, nor has been, delinquent on any payments owed to the noteholders.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2013
(Unaudited)

Debt Repayments:  Excluding $2.1 million of remaining unamortized discount on the term securitizations, estimated annual principal payments on the Fund’s aggregate borrowings over the next five annual periods ended June 30, and thereafter, are as follows (in thousands):

June 30, 2014	$22,250
June 30, 2015	12,156
June 30, 2016	6,164
June 30, 2017	4,595
June 30, 2018	1,533
Thereafter	988
$47,686

NOTE 7 – SUBORDINATED NOTES PAYABLE

LCFF has $9.3 million of 8.25% secured subordinated promissory notes (the “Notes”) outstanding, which are recourse to LCFF only. The Notes were issued to private investors and require interest only payments until their maturity in February 2015. LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period.

Covenants:  The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test which LCFF is not in compliance with.  LCFF notified the Trustee of this breach in April 2012.  As a result, the noteholders have the right to declare an event of default, which to date has not occurred.  If the noteholders would declare an event of default they have various rights and remedies available to them including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  If the noteholders choose to repossess and sell LCFF’s assets, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses to the Fund. At June 30, 2013, LCFF had approximately $26.0 million in commercial finance assets, of which $20.1 million had been pledged as collateral on the 2011-1 Term Securitization.

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

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2013
(Unaudited)

There were no assets or liabilities measured at fair value at June 30, 2013 or December 31, 2012.

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments

The Fund is also required to disclose the methods used to estimate fair value on financial instruments not measured at fair value and the level within the fair value hierarchy that those fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at June 30, 2013 and December 31, 2012 is as follows:

		Fair Value Measurements Using			Liabilities
	Carrying Value	Level 1	Level 2	Level 3	At Fair Value
Debt, at June 30, 2013	$45,547	$-	$43,148	$-	$43,148
Debt, at December 31, 2012	$72,701	$-	$69,719	$-	$69,719

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

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Administrative expenses	$147	$330	$329	$720

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived all management fees. The General Partner has earned and waived management fees of approximately $258,000 and $563,000 for the three and six month periods ended June 30, 2013, and $7.0 million have been unearned and waived on a cumulative basis.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and its affiliates related to acquiring and managing portfolios of equipment, management fees and reimbursed expenses.

Distributions. The General Partner owns a 1% general partner interest and 0.85% limited partner interest in the Fund. The General Partner was paid cash distributions of $27,000 for its general partner interests for each six month period ended June 30, 2013 and 2012, respectively, and $22,000 for its limited partner interests for each six month period ended June 30, 2013 and 2012, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Fund has evaluated its June 30, 2013 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

To date, limited partners have received total distributions ranging from approximately 17% to 27% of their original amount invested, depending upon when the investment was made.   Management is working to maximize the amount that can be distributed to limited partners in the future. Distributions were made at a rate of 4.0% for the three month period ended June 30, 2013.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. In order to reduce our ongoing cash requirements, the General Partner waived management fees in August 2010 and subsequently waived all future management fees.

Index
General Economic Overview

United States of America (“U.S.”) economic activity for the quarter ended June 30, 2013 showed overall growth and improvement in many sectors of the economy.  The continued recovery from the Great Recession was noted by Federal Reserve Chairman Bernanke’s testimony before Congress that it may soon be possible for the Federal Reserve to begin tapering the highly accommodative monetary policy known as Quantitative Easing.  The improving economic conditions coupled with the reductions in Federal spending resulting from Sequestration have resulted in a lower Federal deficit than was originally forecast. This has pushed back the pending approach of the U.S. debt ceiling and removed that issue (temporarily) as a major cause of concern.  On the labor front the quarter showed a trend in jobs growth and reductions in new claims for unemployment. Overhanging the economic outlook is the uncertainty and unknown effects of Obamacare particularly with respect to small businesses which are critical to job creation.  Some specific key economic indicators and reports that were released in the second quarter of 2013 are summarized below.

•
The National Association of Realtors Pending Home Sales Index, a forward-looking indicator based on contract signings, increased 6.7 percent to 112.3 in May from a downwardly revised 105.2 in April, and is 12.1 percent above May 2012 when it was 100.2; the data reflect contracts but not closings. Contract activity is at the strongest pace since December 2006 when it reached 112.8; pending sales have been above year-ago levels for the past 25 months.

•
The National Association of Credit Management Index for June 2013 showed continued improvement in business credit conditions.  The Index measured 56.1 (any number over 50 shows improving conditions) and is at the highest level since the start of the Great Recession.

•
The June 2013 Institute of Supply Management report on manufacturing showed an expanding manufacturing sector with the over Index increasing from 49.0 to 50.9 (any number over 50 indicates improvement), new orders increasing from 48.8 to 51.9, and production increasing from 48.6 to 53.4.

•	The U.S. Census Bureau report on durable goods showed that new orders for manufactured goods continued in increase during quarter.
•
The Monthly Confidence Index for the Equipment Finance Industry continued to increase demonstrating equipment finance industry participants’ increasing optimism despite continued moderate demand for equipment.

•
The National Federation of Independent Business (NFIB) reported that small-business optimism remained in tepid territory in June, as NFIB’s monthly economic Index dropped just under a point (0.9) and landed at 93.5, effectively ending any hope of a revival in confidence among job creators. Six of the ten Index components fell, two rose and two were unchanged. While job creation plans increased slightly in June, expectations for improved business conditions remained negative. The Index—which was 12 points higher in June than at its lowest reading during the Great Recession but 7 points below the pre-2008 average and 14 points below the peak for the expansion—has been teetering between modest increases and declines for months.

Taken altogether these indicators point to an economy that is continuing to grow steadily but slowly.  Uncertainties with regard to monetary policy, fiscal policy, and Obamacare provide a moderating influence on economic growth.  The various monetary, fiscal, and healthcare activities (or lack of activities) may have an effect on the performance of leases and loans which have been largely extended to the small to medium sized business community.

Index
Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
Investment in leases and loans, net	$58,847	$89,302

Number of contracts	5,700	6,700
Number of individual end users (1)	5,200	6,100
Average original equipment cost	$60.4	$61.0
Average initial lease term (in months)	60	58
Average remaining lease term (in months)	17	18
States accounting for more than 10% of lease and loan portfolio:
New York	27%	19%
California	9%	10%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical equipment	24%	22%
Asset based lending	22%	15%
Restaurant equipment	13%	12%
Industrial equipment	10%	18%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	42%	41%
Finance/Insurance/Real Estate	25%	25%
Retail trade	16%	17%

(1)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 20% of our portfolio based on the origination amount.

Index
Portfolio Performance

The table below provides information about our commercial finance assets including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Six Months Ended June 30,
			Change
	2013	2012	$	%
Investment in leases and loans before allowance for credit losses	$65,267	$138,248	$(72,981)	(53)%
Less: allowance for credit losses	(6,420)	(4,630)	(1,790)	39%
Investment in leases and loans, net	$58,847	$133,618	$(74,771)	(56)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$80,132	$160,722	$(80,590)	(50)%
Non-performing assets	$14,702	$23,750	$(9,048)	(38)%
Charge-offs, net of recoveries	$1,407	$5,724	$(4,417)	(75)%
As a percentage of finance receivables:
Allowance for credit losses	9.84%	3.35%
Non-performing assets	22.53%	17.18%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	1.76%	3.56%

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

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies have continued as the U.S. economy recovers.  Our non-performing assets as a percentage of our net investment increased to 22.53% at June 30, 2013 as compared to 17.18% at June 30, 2012, primarily due to certain non-performing loans that are contractually current but on the cost recovery method due to continued uncertainty as to future collectability.  Our charge-offs, net of recoveries, as a percentage of weighted average finance receivables was 1.76% for the six month period ended June 30, 2013 primarily due to the settlement of a non-performing asset based loan.  We had fully reserved for this loss at December 31, 2012 and accordingly, this settlement did not impact the results of our operations for the three month period ended June 30, 2013.

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

Index
For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through June 30, 2013.

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

Three months ended June 30, 2013 compared to three months ended June 30, 2012 (dollars in thousands):

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$1,284	$2,460	$(1,176)	(48)%
Rental income	126	354	(228)	(64)%
Gains on sale of equipment and lease dispositions, net	198	259	(61)	(24)%
Gains on extinguishment of debt	16	–	16	100%
Other income	108	236	(128)	(54)%
	1,732	3,309	(1,577)	(48)%

Expenses:
Interest expense	1,809	3,159	(1,350)	(43)%
Depreciation on operating leases	54	255	(201)	(79)%
Provision for credit losses	1,407	3,003	(1,596)	(53)%
General and administrative expenses	228	380	(152)	(40)%
Administrative expenses reimbursed to affiliate	147	330	(183)	(55)%
	3,645	7,127	(3,482)	(49)%
Net loss	(1,913)	(3,818)	1,905
Less: Net loss attributable to the noncontrolling interest	42	48	(6)
Net loss attributable to LEAF 4 partners	$(1,871)	$(3,770)	$1,899
Net loss allocated to LEAF 4's limited partners	$(1,852)	$(3,732)	$1,880

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $71.0 million for the three months ended June 30, 2013 as compared to $147.9 million for the three months ended June 30, 2012, a decrease of $76.9 million or 52%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•
Gains on the sale of equipment and lease dispositions decreased $61,000 to $198,000 for the three months ended June 30, 2013 compared to a gain of $259,000 for the three months ended June 30, 2012.  Gains and losses on sales of equipment may vary significantly from period to period.

•
Other income decreased $128,000 from $236,000 at June 30, 2012 to $108,000 at June 30, 2013, a decrease of 54%.  The decrease is primarily due to a reduction in late fee income which is a result of the decrease in our portfolio.

The decrease in total expenses was primarily a result of the following:

•
A decrease in interest due to a decrease in our average debt outstanding. Average borrowings for the three months ended June 30, 2013 and 2012 were $52.4 million and $120.4 million, respectively. The interest expense reduction was primarily driven by the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation on operating leases due to a decrease in the size of our portfolio.
•	A decrease in our provision for credit losses is principally due to a decrease of our equipment financing portfolio.
•	A decrease in administrative expenses reimbursed to affiliates and general and administrative expenses due to the reduction in the size of our portfolio.

Index
The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended June 30, 2013 and 2012 was $1.47 and $2.96, respectively, based on a weighted average number of limited partner units outstanding of 1,259,537 each period.

Six months ended June 30, 2013 compared to six months ended June 30, 2012 (dollars in thousands):

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$2,813	$5,070	$(2,257)	(45)%
Rental income	281	806	(525)	(65)%
Gains on sale of equipment and lease dispositions, net	348	741	(393)	(53)%
Gains on extinguishment of debt	16	–	16	100%
Other income	246	574	(328)	(57)%
	3,704	7,191	(3,487)	(48)%

Expenses:
Interest expense	3,843	6,789	(2,946)	(43)%
Depreciation on operating leases	102	607	(505)	(83)%
Provision for credit losses	2,206	5,944	(3,738)	(63)%
General and administrative expenses	500	678	(178)	(26)%
Administrative expenses reimbursed to affiliate	329	720	(391)	(54)%
	6,980	14,738	(7,758)	(53)%
Net loss	(3,276)	(7,547)	4,271
Less: Net loss attributable to the noncontrolling interest	143	96	47
Net loss attributable to LEAF 4 partners	$(3,133)	$(7,451)	$4,318
Net loss allocated to LEAF 4's limited partners	$(3,102)	$(7,376)	$4,274

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $80.1 million for the six months ended June 30, 2013 as compared to $160.7 million for the six months ended June 30, 2012, a decrease of $80.6 million or 50%.  As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•
Gains on the sale of equipment and lease dispositions decreased $393,000 to $348,000 for the six months ended June 30, 2013 compared to a gain of $741,000 for the six months ended June 30, 2012.  Gains and losses on sales of equipment may vary significantly from period to period.

•
Other income decreased $328,000 from $574,000 for the six months ended June 30, 2012 to $246,000 for the six months ended June 30, 2013, a decrease of 57%.  The decrease is primarily due to a reduction in late fee income which is a result of the decrease in our portfolio.

The decrease in total expenses was primarily a result of the following:

•
A decrease in interest due to a decrease in our average debt outstanding.  Average borrowings for the six months ended June 30, 2013 and 2012 were $59.3 million and $132.0 million, respectively. The interest expense reduction was primarily driven by the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation on operating leases due to a decrease in the size of our portfolio.
•	A decrease in our provision for credit losses is principally due to a decrease of our equipment financing portfolio.
•	A decrease in administrative expenses reimbursed to affiliates and general and administrative expenses due to the reduction in the size of our portfolio.

Index
The net loss per limited partner unit, after the net loss allocated to our General Partner, for the six months ended June 30, 2013 and 2012 was $2.46 and $5.86, respectively, based on a weighted average number of limited partner units outstanding of 1,259,537 each period.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements, in addition to normal operating expenses are for debt service, investments in leases and loans and distributions to our partners.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$1,537	$3,052
Net cash provided by investing activities	27,963	44,582
Net cash used in financing activities	(29,301)	(47,810)
Increase (decrease) in cash	$199	$(176)

Cash increased by $199,000 due to net proceeds from our investments in leases and loans of $27.9 million, a reduction in our restricted cash of $1.5 million, and cash provided by operating activities of $1.5 million, partially offset by debt repayments of $28.2 million and distributions to our partners of $2.5 million.

Partner’s distributions paid for the six months ended June 30, 2013 and June 30, 2012 were $2.5 million each period. Cumulative partner distributions paid from our inception to June 30, 2013 were approximately $27.7 million. To date, limited partners have received total distributions of approximately 22% of their original amount invested, depending upon when the investment was made.   Partner distributions for the six months ended June 30, 2013 and 2012 were made at a rate of 4.0% of capital invested. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principle payments on our debt facilities required per our agreements, and prevailing economic conditions. The terms of our current debt facilities are structured to use excess cash to accelerate the repayment of debt. This results in paying less interest expense over time, but also limits available cash to make monthly distributions to the partners. The terms of our current debt facilities coupled with continued higher than expected lease and loan defaults, caused by a slow economic recovery could impact our ability to make monthly cash distributions to our limited partners.

Beginning August 1, 2010, our General Partner waived its asset management fee and subsequently waived all future management fees. Through June 30, 2013, the General Partner has earned and waived management fees of $7.0 million, of which $563,000 related to the six months ended June 30, 2013.

 Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of June 30, 2013 were as follows (in thousands):

		Amount	Amount of
	Type	Outstanding	Collateral (1)
2011-1 Term Securitization	Term	$18,235	$20,111
2010-3 Term Securitization	Term	21,698	29,046
2010-1 Term Securitization	Term	5,614	9,707
		$45,547	$58,864

(1)
These borrowings are collateralized by specific leases and loans and restricted cash. As of June 30, 2013, $49.2 million of leases and loans and $9.6 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

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

Our securitizations are serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer of our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreements of the 2010-1 Term Securitization and the 2010-3 Term Securitization were amended effective July 31, 2012 to increase the cumulative net loss percentages as the portfolio had exceeded the allowed cumulative net loss amount. In addition, the servicing agreements and the indentures on these facilities were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral. The 2011-1 Term Securitization was similarly amended in February 2013.  The portfolio was in compliance with the financial covenants of these agreements as of June 30, 2013.

These events do not constitute an event of default on our term securitizations.  Additionally, we are not, nor have been, delinquent on any payments owed to the noteholders.

In addition to the above borrowings, LEAF Commercial Finance Fund, LLC (“LCFF”), a subsidiary of LEAF Funds JV2, has $9.3 million of 8.25% secured subordinated promissory notes (the “Notes”) outstanding, which are recourse to LCFF only. The Notes were issued to private investors and require interest only payments until their maturity in February 2015. LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Limited Partnership (1)
3.2 3.3	Amended and Restated Agreement of Limited Partnership (2) Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of LEAF Equipment Finance Fund 4, L.P. (7)
4.1	Forms of letters sent to limited partners confirming their investment (1)
10.1	Form of Origination and Servicing Agreement Among LEAF Financial Corporation, LEAF Equipment Finance Fund 4, LP and LEAF Funding, Inc. (1)
10.2	Indenture by and between LEAF Commercial Finance Fund, LLC and U.S. Bank National Association (3)
10.3	Amended and Restated Limited Liability Company Agreement of LEAF Commercial Finance Fund, LLC(3)
10.4	Limited Liability Company Agreement of LEAF Funds Joint Venture 2, LLC (3)
10.5	Indenture between LEAF Receivables Funding 2, LLC and U.S. Bank National Association dated as of May 1, 2010 (4)
10.6	Indenture between LEAF Receivables Funding 4, LLC and U.S. Bank National Association dated as of July 4, 2010 (5)
10.7	Indenture between LEAF Receivables Funding 6, LLC and U.S. Bank National Association dated as of January 6, 2011 (6)
10.8	First Amendment dated as of September 28, 2012 to the Indenture between LEAF Receivables Funding 2, LLC and U.S. Bank National Association (8)
10.9	First Amendment dated as of October 15, 2012 to the Indenture between LEAF Receivables Funding 4, LLC and U.S. Bank National Association (8)
10.10	First Amendment dated as of February 25, 2013 to the Indenture between LEAF Receivables Funding 6, LLC and U.S. Bank National Association (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2012; (iii) the Consolidated Statement of Changes in Partners’ (Deficit) Capital for the six months ended June 30, 2013; (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012; and, (v) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, its General Partner

August 13, 2013	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

August 13, 2013	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer