Form 10-Q
period 2013-09-30
LEAF Equipment Finance Fund 4, L.P.
filed 2013-11-14
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$217	$38
Restricted cash	9,699	11,552
Investment in leases and loans, net	45,236	89,302
Deferred financing costs, net	762	1,322
Other assets	125	92
Total assets	$56,039	$102,306

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	$35,118	$72,701
Accounts payable, accrued expenses, and other liabilities	788	1,380
Due to affiliates	5,021	2,472
Subordinated notes payable	9,295	9,355
Total liabilities	50,222	85,908

Commitments and contingencies (Note 10)

Partners’ (Deficit) Capital:
General partner	(1,042)	(938)
Limited partners	6,729	17,040
Total partners' capital	5,687	16,102
Noncontrolling interest	130	296
Total capital	5,817	16,398
Total liabilities and capital	$56,039	$102,306

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Interest on equipment financings	$783	$2,144	$3,596	$7,214
Rental income	105	275	386	1,081
Gains on sale of equipment and lease dispositions, net	99	217	447	958
Gains on extinguishment of debt	–	–	16	–
Other income	124	144	370	718
	1,111	2,780	4,815	9,971

Expenses:
Interest expense	1,554	3,090	5,397	9,880
Depreciation on operating leases	51	123	153	730
Provision for credit losses	2,775	2,308	4,982	8,252
General and administrative expenses	103	213	603	891
Administrative expenses reimbursed to affiliate	115	273	444	993
	4,598	6,007	11,579	20,746
Net loss	(3,487)	(3,227)	(6,764)	(10,775)
Net income attributable to the noncontrolling interest	23	56	166	153
Net loss attributable to LEAF 4 partners	$(3,464)	$(3,171)	$(6,598)	$(10,622)
Net loss allocated to LEAF 4's limited partners	$(3,429)	$(3,139)	$(6,532)	$(10,516)
Weighted average number of limited partner units outstanding during the period	1,259,537	1,259,537	1,259,537	1,259,537

Net loss per weighted average limited partner unit	$(2.72)	$(2.49)	$(5.19)	$(8.35)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(In thousands, except unit data)
(Unaudited)

	General			Total Partners’	Non-	Total
	Partner	Limited Partners		(Deficit)	Controlling	(Deficit)
	Amount	Units	Amount	Capital	Interest	Capital
Balance, at January 1, 2013	$(938)	1,259,537	$17,040	$16,102	$296	$16,398
Cash distributions paid	(38)	-	(3,779)	(3,817)	-	(3,817)
Net loss	(66)	-	(6,532)	(6,598)	(166)	(6,764)
Balance, September 30, 2013	$(1,042)	1,259,537	$6,729	$5,687	$130	$5,817

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,764)	$(10,775)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on extinguishment of subordinated note payable	(16)	–
Gains on sale of equipment and lease dispositions, net	(447)	(958)
Amortization of deferred charges	1,367	2,347
Amortization of discount on debt	1,425	3,123
Depreciation on operating leases	153	730
Provision for credit losses	4,982	8,252
Changes in operating assets and liabilities:
Other assets	(33)	129
Accounts payable, accrued expenses, and other liabilities	(592)	(93)
Due to affiliates	2,549	1,246
Net cash provided by operating activities	2,624	4,001

Cash flows from investing activities:
Purchases from leases and loans	–	(384)
Proceeds from leases and loans	39,156	65,277
Security deposits returned, net of collections	(565)	(1,511)
Net cash provided by investing activities	38,591	63,382

Cash flows from financing activities:
Repayment of debt	(39,008)	(70,628)
Decrease in restricted cash	1,853	6,883
Increase in deferred financing costs	(20)	(12)
Redemption of subordinated note payable	(44)	–
Cash distributions to partners	(3,817)	(3,817)
Net cash used in financing activities	(41,036)	(67,574)

Increase (decrease) in cash	179	(191)
Cash, beginning of period	38	405
Cash, end of period	$217	$214

Cash paid for interest	$2,651	$4,471

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30, 2013
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

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of September 30, 2013, and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of results of the Fund’s operations for the entire fiscal year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 1, 2013.

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
September 30, 2013
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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries.  In evaluating historic performance of the Fund’s leases and loans, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off unless individually reviewed for impairment.  In an individual review for impairment the Fund considers the loans performance, probability of repayment, and general and local economic conditions when assessing whether impairment is necessary.  Substantially all of the Fund’s leases and loans evaluated for impairment on an individual basis include an analysis of the market values of underlying collateral values, as adjusted for estimated selling and other closing costs. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, past due accounts are referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment or other assets through third parties.

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

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2013
(Unaudited)
Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes late fee income as fees are collected. Late fee income was $114,000 and $332,000, respectively, for the three and nine month periods ended September 30, 2013, and was $129,000 and $656,000, respectively, for the three and nine month periods ending September 30, 2012.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30,	December 31,
	2013	2012
Direct financing leases (1)	$10,164	$25,970
Loans (2)	42,577	71,907
Operating leases	125	345
	52,866	98,222
Allowance for credit losses	(7,630)	(8,920)
	$45,236	$89,302

(1)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 180 months.
(2)	The interest rates on loans generally range from 5% to 20%.

The components of direct financing leases and loans are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$8,741	$44,903	$24,873	$78,448
Unearned income	(404)	(1,765)	(1,280)	(5,271)
Residuals, net of unearned residual income	1,944	-	2,591	-
Security deposits	(117)	(561)	(214)	(1,270)
	$10,164	$42,577	$25,970	$71,907

The Fund’s investment in operating leases consists of the following (in thousands):
	September 30, 2013	December 31, 2012
Equipment	$1,741	$2,723
Accumulated depreciation	(1,616)	(2,378)
	$125	$345

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2013
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $7.6 million and $8.9 million) as of September 30, 2013 and December 31, 2012, respectively (in thousands):

	September 30, 2013		December 31, 2012
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current (a)	$51,174	96.8%	$94,489	96.2%
Delinquent:
31 to 91 days past due	1,227	2.3%	2,848	2.9%
Greater than 91 days (b)	465	0.9%	885	0.9%
	$52,866	100.0%	$98,222	100.0%

(a)	Included in this category are approximately $12.4 million and $19.2 million as of September 30, 2013 and December 31, 2012, respectively, of certain loans which are contractually current but are on the cost recovery method due to continued uncertainty as to collectability of future payments due.
(b)	Balances in this age category are collectively evaluated for impairment.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2013
(Unaudited)

The Fund had $12.9 million and $20.1 million of leases and loans on nonaccrual status as of September 30, 2013 and December 31, 2012, respectively.  The credit quality of the Fund’s investment in leases and loans as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
Performing	$40,013	$78,120
Nonperforming	12,853	20,102
	$52,866	$98,222

The Company’s investments in non-performing leases and loans as of September 30, 2013 and December 31, 2012 were collectively evaluated for impairment, except for certain asset backed loans that were individually evaluated for impairment.

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Allowance for credit losses, beginning of period	$6,420	$4,630	$8,920	$4,410
Provision for credit losses	2,775	2,308	4,982	8,252
Charge-offs	(2,319)	(2,817)	(7,565)	(9,193)
Recoveries	754	250	1,293	902
Allowance for credit losses end of period	$7,630	$4,371	$7,630	$4,371

Allowance for credit losses:
Ending balance, individually evaluated for impairment	$7,030	$3,580	$7,030	$3,580
Ending balance, collectively evaluated for impairment	600	791	600	791
Balance, end of year	$7,630	$4,371	$7,630	$4,371

Recorded investment in leases and term loans:
Ending balance, individually evaluated for impairment	$12,388	$19,902	$12,388	$19,902
Ending balance, collectively evaluated for impairment	40,478	96,723	40,478	96,723
Balance, end of year	$52,866	$116,625	$52,866	$116,625

NOTE 5 – DEFERRED FINANCING COSTS

As of September 30, 2013 and December 31, 2012, deferred financing costs include $762,000 and $1.3 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated life of the related debt. Accumulated amortization as of September 30, 2013 and December 31, 2012 was $5.2 million, and $4.5 million, respectively.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2013
(Unaudited)

NOTE 6 –DEBT

The Fund’s debt consists of the following (in thousands):

				December 31,
	September 30, 2013			2012
		Outstanding	Interest rate per	Outstanding
	Type	Balance (1) (2)	annum	Balance
2011-1 Term Securitization	Term	$15,044	1.7% to 5.5%	$27,575
2010-3 Term Securitization	Term	15,792	3.5% to 5.5%	36,477
2010-1 Term Securitization	Term	4,282	5.00%	8,649
		$35,118		$72,701

(1)	These borrowings are collateralized by specific leases and loans and restricted cash. As of September 30, 2013, $37.6 million of leases and loans and $9.3 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.
(2)	The outstanding balances are presented net of unamortized original issue discount of $1.7 million and $3.2 million as of September 30, 2013 and December 31, 2012, respectively.

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

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2013
(Unaudited)

Debt Repayments:  Excluding $1.7 million of remaining unamortized discount on the term securitizations, estimated annual principal payments on the Fund’s aggregate borrowings over the next five annual periods ended September 30, and thereafter, are as follows (in thousands):

September 30, 2014	$16,639
September 30, 2015	9,321
September 30, 2016	5,006
September 30, 2017	3,719
September 30, 2018	1,416
Thereafter	762
$36,863

NOTE 7 – SUBORDINATED NOTES PAYABLE

LCFF has $9.3 million of 8.25% secured subordinated promissory notes (the “Notes”) outstanding, which are recourse to LCFF only. The Notes were issued to private investors and require interest only payments until their maturity in February 2015. LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period.

Covenants:  The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test which LCFF is not in compliance with.  LCFF notified the Trustee of this breach in April 2012.  As a result, the noteholders have the right to declare an event of default, which to date has not occurred.  If the noteholders would declare an event of default they have various rights and remedies available to them including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  If the noteholders choose to repossess and sell LCFF’s assets, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses to the Fund. At September 30, 2013, LCFF had approximately $20.8 million in commercial finance assets, of which $16.4 million had been pledged as collateral on the 2011-1 Term Securitization.

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

There were no assets or liabilities measured at fair value at September 30, 2013 or December 31, 2012.

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

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2013
(Unaudited)

The Fund is also required to disclose the methods used to estimate fair value on financial instruments not measured at fair value and the level within the fair value hierarchy that those fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at September 30, 2013 and December 31, 2012 is as follows:

		Fair Value Measurements Using					Liabilities
	Carrying Value	Level 1		Level 2	Level 3		At Fair Value
Debt, at September 30, 2013	$35,118	$	−	$32,941	$	−	$32,941
Debt, at December 31, 2012	$72,701	$	−	$69,719	$	−	$69,719

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

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Administrative expenses	$115	$273	$444	$993

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived all management fees. The General Partner has earned and waived management fees of approximately $240,000 and $803,000 for the three and nine month periods ended September 30, 2013, and $7.2 million have been unearned and waived on a cumulative basis.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and its affiliates related to acquiring and managing portfolios of equipment, management fees and reimbursed expenses.

Distributions. The General Partner owns a 1% general partner interest and 0.85% limited partner interest in the Fund. The General Partner was paid cash distributions of $38,000 for its general partner interests for each nine month period ended September 30, 2013 and 2012, respectively, and $32,000 for its limited partner interests for each nine month period ended September 30, 2013 and 2012, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Fund has evaluated its September 30, 2013 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

To date, limited partners have received total distributions ranging from approximately 18% to 28% of their original amount invested, depending upon when the investment was made.  For the three month period ended September 30, 2013, distributions were made at a rate of 4.0%.  Management is working to maximize the amount that can be distributed to limited partners in the future. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors, which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. In order to reduce our ongoing cash requirements, the General Partner waived management fees in August 2010 and subsequently waived all future management fees.

Index
General Economic Overview

For the quarter ended September 30, 2013, U. S. economic activity showed overall growth and improvement in many sectors of the economy.  The overall improvement was insufficient for the Federal Reserve to begin the highly anticipated tapering of asset purchases under the Quantitative Easing program. Failure to begin tapering resulted in some equity and debt market gyrations which quickly settled down and business sentiment seemed to adjust favorably to the prospect of continued monetary stimulus from the Federal Reserve in the absence of any fiscal policy direction from the Congress.  Toward the end of the quarter, the Congressional inaction with respect to the impending government shutdown, debate over the debt ceiling, and the implementation of the Affordable Care Act dominated the economic discussion.

Some specific key economic indicators and reports that were released in the second quarter of 2013 are summarized below.  These indicators have especially important relevance to the performance of small and medium-sized businesses, and loans and leases to small and medium-sized businesses comprise the majority of the LEAF Funds portfolios.

•	The National Association of Realtors Pending Home Sales Index, a forward-looking indicator based on contract signings released in September 2013, showed that pending home sales have declined recently but still remain above levels from a year ago. Rising interest rates, rising home prices, and tight inventory are contributing to the slowing home sales.
•	The S&P Case-Shiller Home Price Indices released in September 2013 for the 10- and 20-City Composites showed 12% increases year over year for the last 12 months.
•	One sign that the economy continues to improve for small businesses, the number of commercial bankruptcy filings (as reported by the American Bankruptcy Institute) for the first nine months of 2013 were down 23% as compared to the same period in 2012.
•	In September 2013, The Bureau of Labor Statistics reported that the unemployment rate continued to drop slightly and is now at 7.3%.
•	In September 2013, The Bureau of Labor Statistics reported a continuation of monthly new jobs creation, albeit at a pace that is not sufficient to produce a significant reduction in the unemployment rate.
•	The Monthly Confidence Index for the Equipment Finance Industry continued to increase, demonstrating equipment finance industry participants’ increasing optimism despite continued moderate demand for equipment. The September 2013 Index increased to 61.3 from 61.0 in August 2013.
•	The National Association of Credit Management Index for September 2013 showed continued improvement in business credit conditions. The Index takes into account activities like credit extended, credit approval rates, delinquencies, and bankruptcies. The Index measured 56.4 (any number over 50 shows improving conditions), and is at the highest level since the start of the Great Recession.
•	The September 2013 Institute of Supply Management report on manufacturing showed expansion for the fourth straight month and the PMI index registered 56.2, which is the highest reading for 2013, and demonstrated that the manufacturing sector is continuing to grow in tandem with the overall economy, which has shown growth for 52 consecutive months.
•	The Thomson Reuters/PayNet Small Business Lending Index, which measures the volume of lending to small businesses, rose to its highest level since August 2007. At the same time, delinquencies of 31 to 180 days fell to an all time low as measured by the Thomson Reuters/PayNet Small Business Delinquency Index.
•	The National Federation of Independent Business (NFIB) reported in September 2013 that the NFIB Small Business Optimism Index remained flat as compared to the previous month. The Index measures ten different items including small business sentiment about business expansion, hiring, and sales trends. Of the ten items measured, five were down, four were up, and one was unchanged as compared to the prior month.
•	The Equipment Leasing & Finance Foundation’s Q4 U.S. Economic Outlook indicates improving fundamentals weighed down by a number of headwinds (primarily related to monetary and fiscal policies), resulting in subpar growth. The Q4 forecast is that the U. S. economy will generate positive but slow growth.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly.  It is also an economy that is facing some significant challenges.  An extended government shutdown is projected to cause a meaningful reduction in GDP.  The extent and magnitude of consequences of a government default are unknown. The outcomes, or lack of outcomes with respect to the government shutdown, debt ceiling negotiations, Affordable Care Act implementation, and a potential government default, add a great deal of uncertainty for economic performance in Q4 and beyond.  This economic uncertainty may have an effect on the performance of leases and loans which have been largely extended to small to medium-sized businesses which are particularly sensitive to economic dislocations.

Index
Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
Investment in leases and loans, net	$45,236	$89,302

Number of contracts	5,100	6,700
Number of individual end users (1)	4,600	6,100
Average original equipment cost	$61.8	$61.0
Average initial lease term (in months)	59	58
Average remaining lease term (in months)	16	18
States accounting for more than 10% of lease and loan portfolio:
New York	31%	19%
California	9%	10%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Medical equipment	26%	22%
Asset based lending	26%	15%
Restaurant equipment	13%	12%
Industrial equipment	9%	18%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	42%	41%
Finance/Insurance/Real Estate	29%	25%
Retail trade	16%	17%

(1)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 23% of our portfolio based on the origination amount.

Index
Portfolio Performance

The table below provides information about our commercial finance assets including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Nine Months Ended September 30,
			Change
	2013	2012	$	%
Investment in leases and loans before allowance for credit losses	$52,866	$116,625	$(63,759)	(55)%
Less: allowance for credit losses	(7,630)	(4,371)	(3,259)	75%
Investment in leases and loans, net	$45,236	$112,254	$(67,018)	(60)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$73,097	$149,030	$(75,933)	(51)%
Non-performing assets	$12,853	$20,943	$(8,090)	(39)%
Charge-offs, net of recoveries	$6,272	$8,291	$(2,019)	(24)%
As a percentage of finance receivables:
Allowance for credit losses	14.43%	3.75%
Non-performing assets	24.31%	17.96%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	8.58%	5.56%

Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables at the current time. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance of our leases and loans, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off unless individually reviewed for impairment.  In an individual review for impairment we consider the loans performance, probability of repayment, and general and local economic conditions when assessing whether impairment is necessary. Substantially all of our leases and loans evaluated for impairment on an individual basis include an analysis of the market values of underlying collateral values, as adjusted for estimated selling and other closing costs. Our policy is to charge-off to the allowance those financings for which it is probable management will be unable to collect all amounts contractually owed. Substantially all of our assets are collateral for our debt, and therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies have continued as the U.S. economy recovers.  Our non-performing assets as a percentage of our net investment increased to 24.31% at September 30, 2013 as compared to 17.96% at September 30, 2012, primarily due to certain non-performing loans that are contractually current but on the cost recovery method due to continued uncertainty as to future collectability.  Our charge-offs, net of recoveries, as a percentage of weighted average finance receivables, was 8.58% for the nine month period ended September 30, 2013, primarily due to the settlement of one or more non-performing asset based loans.  We had fully reserved for this loss at December 31, 2012 and accordingly, this settlement did not impact the results of our operations for the nine month period ended September 30, 2013.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through September 30, 2013.

Index
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

Three months ended September 30, 2013 compared to three months ended September 30, 2012 (dollars in thousands):

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$783	$2,144	$(1,361)	(63)%
Rental income	105	275	(170)	(62)%
Gains on sale of equipment and lease dispositions, net	99	217	(118)	(54)%
Other income	124	144	(20)	(14)%
	1,111	2,780	(1,669)	(60)%
Expenses:
Interest expense	1,554	3,090	(1,536)	(50)%
Depreciation on operating leases	51	123	(72)	(59)%
Provision for credit losses	2,775	2,308	467	20%
General and administrative expenses	103	213	(110)	(52)%
Administrative expenses reimbursed to affiliate	115	273	(158)	(58)%
	4,598	6,007	(1,409)	(23)%
Net loss	(3,487)	(3,227)	(260)
Less: Net loss attributable to the noncontrolling interest	23	56	(33)
Net loss attributable to LEAF 4 partners	$(3,464)	$(3,171)	$(293)
Net loss allocated to LEAF 4's limited partners	$(3,429)	$(3,139)	$(290)

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $59.2 million for the three months ended September 30, 2013 as compared to $125.9 million for the three months ended September 30, 2012, a decrease of $66.7 million or 53%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•	Gains on the sale of equipment and lease dispositions decreased $118,000 to $99,000 for the three months ended September 30, 2013 compared to a gain of $217,000 for the three months ended September 30, 2012. Gains and losses on sales of equipment may vary significantly from period to period.

•	Other income decreased $20,000 from $144,000 at September 30, 2012 to $124,000 at September 30, 2013, a decrease of 14%. The decrease is primarily due to a reduction in late fee income which is a result of the decrease in our portfolio.

The decrease in total expenses was primarily a result of the following:

•	A decrease in interest due to a decrease in our average debt outstanding. Average borrowings for the three months ended September 30, 2013 and 2012 were $40.8 million and $100.1 million, respectively. The interest expense reduction was primarily driven by the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation on operating leases due to a decrease in the size of our portfolio.

•	A decrease in administrative expenses reimbursed to affiliates and general and administrative expenses due to the reduction in the size of our portfolio.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended September 30, 2013 and 2012 was $2.72 and $2.49, respectively, based on a weighted average number of limited partner units outstanding of 1,259,537 each period.

Index
Nine months ended September 30, 2013 compared to nine months ended September 30, 2012 (dollars in thousands):

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$3,596	$7,214	$(3,618)	(50)%
Rental income	386	1,081	(695)	(64)%
Gains on sale of equipment and lease dispositions, net	447	958	(511)	(53)%
Gains on extinguishment of debt	16	–	16	100%
Other income	370	718	(348)	(48)%
	4,815	9,971	(5,156)	(52)%

Expenses:
Interest expense	5,397	9,880	(4,483)	(45)%
Depreciation on operating leases	153	730	(577)	(79)%
Provision for credit losses	4,982	8,252	(3,270)	(40)%
General and administrative expenses	603	891	(288)	(32)%
Administrative expenses reimbursed to affiliate	444	993	(549)	(55)%
	11,579	20,746	(9,167)	(44)%
Net loss	(6,764)	(10,775)	4,011
Less: Net loss attributable to the noncontrolling interest	166	153	13
Net loss attributable to LEAF 4 partners	$(6,598)	$(10,622)	$4,024
Net loss allocated to LEAF 4's limited partners	$(6,532)	$(10,516)	$3,984

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $73.1 million for the nine months ended September 30, 2013 as compared to $149.0 million for the nine months ended September 30, 2012, a decrease of $75.9 million or 51%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•	Gains on the sale of equipment and lease dispositions decreased $511,000 to $447,000 for the nine months ended September 30, 2013 compared to a gain of $958,000 for the nine months ended September 30, 2012. Gains and losses on sales of equipment may vary significantly from period to period.

•	Other income decreased $348,000 from $718,000 for the nine months ended September 30, 2012 to $370,000 for the nine months ended September 30, 2013, a decrease of 48%. The decrease is primarily due to a reduction in late fee income which is a result of the decrease in our portfolio.

The decrease in total expenses was primarily a result of the following:

•	A decrease in interest due to a decrease in our average debt outstanding. Average borrowings for the nine months ended September 30, 2013 and 2012 were $53.1 million and $121.3 million, respectively. The interest expense reduction was primarily driven by the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation on operating leases due to a decrease in the size of our portfolio.

•	A decrease in our provision for credit losses is principally due to a decrease of our equipment financing portfolio.

•	A decrease in administrative expenses reimbursed to affiliates and general and administrative expenses due to the reduction in the size of our portfolio.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the nine months ended September 30, 2013 and 2012 was $5.19 and $8.35, respectively, based on a weighted average number of limited partner units outstanding of 1,259,537 each period.

Index
Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements, in addition to normal operating expenses are for debt service, investments in leases and loans and distributions to our partners.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$2,624	$4,001
Net cash provided by investing activities	38,591	63,382
Net cash used in financing activities	(41,036)	(67,574)
Increase (decrease) in cash	$179	$(191)

Cash increased by $179,000 due to net proceeds from our investments in leases and loans of $38.6 million, a reduction in our restricted cash of $1.9 million, and cash provided by operating activities of $2.6 million, partially offset by debt repayments of $39.0 million and distributions to our partners of $3.8 million.

Partner’s distributions paid for the nine months ended September 30, 2013 and September 30, 2012 were $3.8 million each period. Cumulative partner distributions paid from our inception to September 30, 2013 were approximately $29.0 million. To date, limited partners have received total distributions of approximately 23% of their original amount invested, depending upon when the investment was made.   Partner distributions for the nine months ended September 30, 2013 and 2012 were made at a rate of 4.0% of capital invested. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principle payments on our debt facilities required per our agreements, and prevailing economic conditions. The terms of our current debt facilities are structured to use excess cash to accelerate the repayment of debt. This results in paying less interest expense over time, but also limits available cash to make monthly distributions to the partners. The terms of our current debt facilities coupled with continued higher than expected lease and loan defaults, caused by a slow economic recovery could impact our ability to make monthly cash distributions to our limited partners.

Beginning August 1, 2010, our General Partner waived its asset management fee and subsequently waived all future management fees. Through September 30, 2013, the General Partner has earned and waived management fees of $7.2 million, of which $803,000 related to the nine months ended September 30, 2013.

 Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of September 30, 2013 were as follows (in thousands):

		Amount	Amount of
	Type	Outstanding	Collateral (1)
2011-1 Term Securitization	Term	$15,044	$16,355
2010-3 Term Securitization	Term	15,792	22,121
2010-1 Term Securitization	Term	4,282	8,415
		$35,118	$46,891

(1)	These borrowings are collateralized by specific leases and loans and restricted cash. As of September 30, 2013, $37.6 million of leases and loans and $9.3 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

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

Index
Series 2010-1 Term Securitization.  On May 18, 2010 three classes of asset-backed notes were issued (The “2010-1 Term Securitization”), one that matures on October 23, 2016 and two that mature on September 23, 2018, respectively. The asset-backed notes total $92.7 million and bear interest at a fixed, stated rate of 5% and were issued at an original discount of $6.5 million.

Our securitizations are serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer of our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreements of the 2010-1 Term Securitization and the 2010-3 Term Securitization were amended effective July 31, 2012 to increase the cumulative net loss percentages as the portfolio had exceeded the allowed cumulative net loss amount. In addition, the servicing agreements and the indentures on these facilities were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral. The 2011-1 Term Securitization was similarly amended in February 2013.  The portfolio was in compliance with the financial covenants of these agreements as of September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012; (iii) the Consolidated Statement of Changes in Partners’ (Deficit) Capital for the nine months ended September 30, 2013; (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012; and, (v) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, its General Partner

November 14, 2013	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

November 14, 2013	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer