Form 10-K
period 2013-12-31
LEAF Equipment Finance Fund 4, L.P.
filed 2014-05-16
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

DOCUMENTS INCORPORATED BY REFERENCE
None

ANNUAL REPORT ON FORM 10-K
EXPLANATORY NOTE

As noted in the Form 8-K filed with the Securities and Exchange Commission on April 25, 2014, the previously filed consolidated financial statements as of and for the quarters ended March 31, 2012 through September 30, 2013 should not be relied upon.  In this Form 10-K, we are restating our consolidated balance sheet as of December 31, 2012, and the related consolidated statement of operations, changes in partners’ (deficit) capital, and cash flows for the year ended December 31, 2012, including the applicable notes.  We have also included in this report restated unaudited consolidated financial information for quarterly periods ended March, June, and September of 2012 and 2013.

We do not plan to file an amendment to our Annual Report on Form 10-K for the year ended December 31, 2012, nor do we plan to file amendments to our quarterly reports on Forms 10-Q for the quarterly periods ended March, June, and September of 2012 and 2013.  Thus, you should not rely on any of the previously filed annual or quarterly reports relating to the foregoing periods, since they are superseded by this report.

For more detailed information about the restatement, please see Note 2, “Restatement of Consolidated Financial Statements for the Year Ended December 31, 2012” and Note 12, “Unaudited Quarterly Financial Data and Restatement of Interim Financial Statements” in the notes to the consolidated financial statements and the “Restatement of Previously Issued Financial Results” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report.

Management has considered the effect of the restatement on our prior conclusions as to the effectiveness of our disclosure controls and procedures and internal control over financial reporting and has concluded that we have a material weakness in our internal control over financial reporting, as of December 31, 2013, relating to the valuation of our allowance for loan losses.  As described in more detail in Item 9A of this Annual Report, we have identified the causes of this material weakness and are implementing measures designed to remedy them.

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

Forward-looking statements contained in this Report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this Report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•	changes in our industry, interest rates or the general economy;
•	increased rates of default and/or decreased recovery rates on our investment in leases and loans;
•	availability, terms and deployment of debt funding;
•	general volatility of the debt markets;
•	the timing of cash flows, if any, from our investments in leases and loans and payments for debt service; and
•	the degree and nature of our competition.

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

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent maturity period of two years, during which our leases and secured loans will either mature or be sold.  In the event we are unable to sell our leases and loans during the maturity period, we expect to continue to return capital to our partners as those leases and loans mature.  All of our leases and loans mature by the end of 2032.  The Fund is not actively marketing the lease and loan portfolio for sale.  We expect to enter our liquidation period beginning in October 2014.  We will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in our Limited Partnership Agreement.

We generally acquire a diversified portfolio of new, used, or reconditioned equipment that have been financed for third parties. We also acquire portfolios of existing leases and secured loans from other finance companies. Through December 31, 2013, we have acquired $635.3 million in leases and secured loans which have amortized down to $32.5 million as of December 31, 2013.  Our financings are typically acquired from LEAF Financial Corporation (“LEAF Financial”), an affiliate of our General Partner and a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We also invest in equipment, leases and secured loans through joint venture arrangements with our General Partner’s affiliated investment programs. We typically finance business-essential equipment, including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

Index
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

As discussed further in ITEM 7, the lingering effects of the economic recession in the United States has adversely affected our operations as a result of higher delinquencies and may continue to do so as the economy recovers.

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

Index
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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. The following table shows the number of equity security holders:

Title of Class	Number of Partners as of December 31, 2013
Limited Partners	2,796
General Partner	1

Total distributions paid to limited partners for the years ended December 31, 2013 and 2012 were $5.1 million each period. These distributions were paid on a monthly basis to our limited partners at a rate of approximately 4% of their original capital contribution to us in 2013 and 2012.  As the cash flows and liquidity of the Fund could no longer support a 4% monthly distribution, beginning with the February 2014 distribution, received in March, monthly distributions were reduced to 3%.  Going forward, the April and May 2014 distributions, received in May and June respectively, will be lowered to 2%.  Distributions for June 2014, received and July, and beyond will be lowered to 1% and continue for as long as the Fund can support them.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

Index
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2013.

As used herein, the terms “we,” “us,” or “our” refer to LEAF Equipment Finance Fund 4, L.P. and its subsidiaries (the “Fund”).

Restatement of Previously Issued Financial Results

The Fund is restating its consolidated balance sheet as of December 31, 2012, and the related consolidated statement of operations, changes in partners’ (deficit) capital, and cash flows for the year ended December 31, 2012, including the applicable notes, as well as its unaudited consolidated financial information for the quarterly periods ended March, June, and September of 2012 and 2013, to correct the valuation of its allowance for loan losses.  In particular, in evaluating a loan receivable for impairment as of December 31, 2013, it was determined that the Fund did not properly value the collateral securing the loan, which was held by LEAF Commercial Finance Fund LLC, a consolidated subsidiary, because it had not appropriately applied the terms of an agreement entered into in January 2012.  As a result, an increase in the provision for credit losses of $4.0 million should have been recorded in 2012 and not 2013.  The correction increased the Fund’s provision for credit losses for the year ended 2012 by approximately $4.0 million.

For more information about the restatement, please see the Explanatory Note to this report and Notes 2 and 12, “Restatement of Consolidated Financial Statements for the Year Ended December 31, 2012” and “Unaudited Quarterly Financial Data and Restatement of Interim Financial Statements” in the notes to the consolidated financial statements, respectively.  The following discussion and analysis of the Fund’s financial condition and results of operations incorporate the restated amounts.

Fund Summary

As discussed in more detail in Item 1, we generally acquire a diversified portfolio of new, used or reconditioned equipment that have been financed for third parties. We also acquire portfolios of existing leases and secured loans from other finance companies.  Through December 31, 2013, we have acquired $635.3 million in leases and loans which have been amortized down to $32.5 million as of December 31, 2013.  Our financings are typically acquired from our General Partner. In addition, we may make secured loans to end users to finance their purchase of equipment.

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

Index
We can continue to acquire leases until we enter our maturity phase in October 2014, at which time we will be prohibited, under the partnership agreement, from acquiring new leases.

To date, limited partners have received total distributions ranging from approximately 19% to 29% of their original amount invested, depending upon when the investment was made.  Management is working to maximize the amount that can be distributed to limited partners in the future.  Distributions were made at a rate of 4% in both 2013 and 2012.  As the cash flows and liquidity of the Fund could no longer support a 4% monthly distribution, beginning with the February 2014 distribution, received in March, monthly distributions were reduced to 3%.  Going forward, the April and May 2014 distributions, received in May and June respectively, will be lowered to 2%.  Distributions for June 2014, received and July, and beyond will be lowered to 1% and continue for as long as the Fund can support them.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. In order to reduce our ongoing cash requirements, the General Partner waived management fees in August 2010 and subsequently waived all future management fees.

We continued to be impacted by market uncertainties during the year ended December 31, 2013 as further discussed in “Finance Receivables and Asset Quality” and in “Liquidity and Capital Resources.”

General Economic Overview

For the quarter ended December 31, 2013 U. S. economic activity showed overall growth and improvement in many sectors of the economy.  These improvements provided the background and support for the Federal Reserve to announce that it would begin the highly anticipated tapering of asset purchases under the Quantitative Easing program, recognition of economic improvement and stability. Still looming over the economy is the debate over the debt ceiling and the implementation of the Affordable Care Act and the impact of each on economic activity which is likely to be felt in the beginning of 2014.

Some specific key economic indicators and reports that were released in the fourth quarter of 2013 that have specific relevance to small to medium size business performance are summarized below.  The indicators show overall positive trends in the economy. These indicators have especially important relevance to the LEAF Funds as loans and leases to small to medium size businesses comprise the majority of the LEAF Funds portfolios.

•	The December 2013 Thomson Reuters/PayNet Small Business Lending Index which measures the volume of lending to small businesses rose 5% as compared to the year earlier period and increased 6% as compared to the prior month. At the same time the Thomson Reuters/PayNet Small Business Delinquency Index for December 2013 showed a 13% drop in the delinquency rate as compared to the year earlier period.
•	The National Federation of Independent Business reported that its Small Business Optimism Index increased in December 2013. While the Index remains below pre-recession levels the December 2013 increase continues a yearlong positive trend. The Index measures ten different items including small business sentiment about business expansion, hiring, and sales trends. Notably there was evidence of significant increases in capital spending.
•	The Monthly Confidence Index reported by The Equipment Leasing & Finance Foundation was 55.8 (over 50 is considered positive) which was a slight decline from the previous month, however, new business volume reported in December 2013 showed month over month and year over year increases.
•	The National Association of Realtors reported that in the Fourth Quarter of 2013 all measures of home sales and housing starts showed increases from the prior year period. These increases included Existing Home Sales, New Single Family Sales, Housing Starts, Single Family and Multifamily Units. Housing is an important economic activity indicator for small businesses as many small businesses including construction related companies and retail businesses rely on housing activity as a significant part of their revenues.
•	The S&P Case-Shiller Home Price Indices (another important and widely-used indicator of housing sector activity) released in December 2013 for the 10- and 20-City Composites showed 13.6% increases year-over-year for the last 12 months.
•	The National Association of Credit Management Index (“CMI”) for December 2013 measured 55.64 (any number over 50 shows an expanding economy). The factors comprising the CMI include activities like credit extended, credit approval rates, delinquencies and bankruptcies. The CMI stayed over 50 through 2013 and ended the year higher (55.6) than it started (54.9).
•	The December 2013 Institute of Supply Management reported its PMI Index on the manufacturing sector. The PMI Index showed expansion for the seventh straight month and the PMI index registered 57 (any number over 50 indicates growth) which is the second highest reading for 2013 and reflected growth in new orders, production and employment in the manufacturing sector which is home to many small to medium size businesses.
•	In December 2013 the unemployment rate dropped to 7.0% from 7.3% in September 2013. As most new employment creation comes from small to medium size businesses this is again another indication of improving conditions in that segment of the economy.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly which is positive for the small to medium size businesses that comprise the majority of the LEAF Funds’ portfolios.

Index
Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	December 31,
	2013	2012
		(restated) (b)

Investment in leases and loans, net	$32,494	$85,302

Number of contracts	4,500	6,700
Number of individual end users (a)	4,100	6,100
Average original equipment cost	$63	$61
Average initial lease term (in months)	59	58
Average remaining lease term (in months)	16	18

States accounting for more than 10% of lease and loan portfolio:
New York	29%	15%
California	9%	11%

Types of assets accounting for more than 10% of lease and loan portfolio:
Asset-backed secured loans	24%	11%
Medical equipment	28%	23%
Restaurant equipment	15%	13%
Industrial equipment	8%	19%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	42%	43%
Finance/Insurance/Real Estate	28%	22%
Retail trade	17%	17%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user accounted for more than 10% of our portfolio.

(b)	Due to the aforementioned adjustment to the 2012 amounts, the net investment in leases and loans decreased by $4.0 million from the previously filed $89.3 million. In addition, as the portfolio balance changed, so did the related state, asset-type, and business-type concentration percentages.

We utilize debt, in addition to our equity, to fund the acquisitions of lease and loan portfolios. Our leases and loans are generally assigned as collateral for borrowings. As of December 31, 2013 and 2012, our outstanding debt was $25.9 million and $72.7 million, respectively.

Index
Portfolio Performance

The table below provides information about our commercial finance assets including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Years Ended December 31,
			Change
	2013	2012	$	%
		(restated) (a)

Investment in leases and loans before allowance for credit losses	$40,544	$94,222	$(53,678)	(57)%
Less: allowance for credit losses	(8,050)	(8,920)	(870)	(10)%
Investment in leases and loans, net	$32,494	$85,302	$(52,808)	(62)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$62,596	$134,094	$(71,498)	(53)%
Non-performing assets	$9,232	$16,102	$(6,870)	(43)%
Charge-offs, net of recoveries	$6,482	$13,549	$(7,067)	(52)%
As a percentage of finance receivables:
Allowance for credit losses	19.85%	9.47%
Non-performing assets	22.77%	17.09%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	10.36%	10.10%

(a)	Due to the aforementioned 2012 adjustment, the gross and net investment in leases and loans, weighted average investment in direct financing leases and loans, non-performing assets, and charge-offs net of recoveries changed from the previously filed $98.2 million, $89.3 million, $135.3 million, $20.1 million, and $9.5 million respectively, which changed the previously filed percentages from 9.08%, 20.47%, and 7.06%, respectively.

We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, responded to the recent economic recession in part, by implementing early intervention techniques in collection procedures. Our General Partner has also increased its credit standards and limited the amount of business we do with respect to certain industries, geographic locations and equipment types. Because of the recent scarcity of credit available to small and mid-size businesses, we have been able to increase our credit standards without reducing the interest rate we charge on our leases and loans.

Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance of our leases and loans, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off unless individually reviewed for impairment. In an individual review for impairment we consider the loans performance, probability of repayment, and general and local economic conditions when assessing whether impairment is necessary. Substantially all of our leases and loans evaluated for impairment on an individual basis include an analysis of the market values of underlying collateral values, as adjusted for estimated selling and other closing costs. Our policy is to charge off to the allowance those financings for which it is probable management will be unable to collect all amounts contractually owed. Substantially all of our assets are collateral for our debt and, therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.

We focus on financing equipment used by small to mid-sized businesses. The lingering effects of the recent economic recession in the United States have made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. As a result, our allowance for credit losses as a percentage of finance receivables increased from 2012 to 2013.  Also, in 2013, our non-performing assets as a percentage of finance receivables increased from 2012 to 2013, primarily due to certain non-performing loans that are systematically current, but that are on the cost recovery method due to continued uncertainty as to future collectability.  Included in the non-performing assets is one secured loan obligation totaling $1.1 million.  The obligor of this loan is another finance company that is no longer operating.  Collateral for the loan is a pool of loans to construction companies and developers.  The Fund has been in the process of monetizing the underlying collateral for the loan via sale.  The Fund has written the loan down to the net realizable value of the underlying collateral.

Index
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

Index
Our policy is to charge off to the allowance those financings which are in default and for which it is probable management will be unable to collect all amounts contractually owed.  We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due.  As of December 31, 2013 and 2012, we had $9.2 million and $16.1 million, respectively, of leases and loans on non-accrual status.  Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal.  Generally income recognition resumes when a lease or loan becomes less than 90 days delinquent, unless certain factors specific to those leases or loans continue to raise concerns as to future collectability.

Results of Operations

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

The following summarizes our results of operations for the years ended December 31, 2013 and 2012 (dollars in thousands):

			Increase (Decrease)
	2013	2012	$	%
		(restated) (a)
Revenues:
Interest on equipment financings	$4,319	$8,974	$(4,655)	(52)%
Rental income	460	1,263	(803)	(64)%
Gains on sales of equipment and lease dispositions, net	551	1,170	(619)	(53)%
Gain on extinguishment of debt	16	–	16	100%
Other income	357	902	(545)	(60)%
	5,703	12,309	(6,606)	(54)%

Expenses:
Interest expense	6,688	12,304	(5,616)	(46)%
Depreciation on operating leases	168	812	(644)	(79)%
Provision for credit losses	5,612	18,059	(12,447)	(69)%
General and administrative expenses	968	1,222	(254)	(21)%
Administrative expenses reimbursed to affiliate	532	1,217	(685)	(56)%
	13,968	33,614	(19,646)	(58)%
Net loss	(8,265)	(21,305)	13,040
Add: Net loss attributable to the noncontrolling interest	209	185	24
Net loss attributable to LEAF 4 partners	$(8,056)	$(21,120)	$13,064
Net loss allocated to LEAF 4's limited partners	$(7,975)	$(20,909)	$12,934

(a)	Due to the aforementioned adjustment to the 2012 amounts, the provision for credit losses increased by $4.0 million from the previously filed $14.059 million which increased the total expenses, net loss, and other amounts accordingly.

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $62.6 million for the year ended December 31, 2013 as compared to $134.1 million for the year ended December 31, 2012, a decrease of $71.5 million or 53%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•	Gains on the sale of equipment and lease dispositions decreased $619,000 to $551,000 for the year ended December 31, 2013 compared to $1.1 million for the year ended December 31, 2012. Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income primarily due to a reduction in late fee income. The decrease is due to the reduction in the size of our portfolio at December 31, 2013 compared to December 31, 2012.

Index
The decrease in total expenses was primarily a result of the following:

•	A decrease in interest expense due to a decrease in our average debt outstanding. Average borrowings for the years ended December 31, 2013 and 2012 were $47.4 million and $111.5 million, respectively, at an effective interest rate of 14.1% and 11.0%, respectively.

•	A decrease in depreciation on operating leases related to the decrease in our investment in operating leases.

•	A decrease in our provision for credit losses principally reflects the decrease of our equipment financing portfolio and the diminishing impact of the recession.

•	A decrease in general and administrative expenses occurred and administrative expenses reimbursed to affiliates due to the reduction in the size of our portfolio.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the years ended December 31, 2013 and 2012 was $6.33 and $16.60, respectively, based on the weighted average number of limited partner units outstanding of 1,259,537 each period.

Liquidity and Capital Resources

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements, in addition to normal operating expenses, are for debt service, investments in leases and loans, and distributions to our partners.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2013	2012
Net cash provided by operating activities	$3,943	$5,787
Net cash provided by investing activities	46,561	80,371
Net cash used in financing activities	(50,313)	(86,525)
Increase (decrease) in cash	$191	$(367)

Cash increased approximately $200,000 primarily due to debt repayments of $48.6 million ($3.4 million of which was repaid by restricted cash) and $5.1 million of distributions to partners, offset by net cash provided by operating activities of $3.9 million and net proceeds received on our investments in leases and loans of approximately $46.6 million.

Partner’s distributions paid for the years ended December 31, 2013 and 2012 were $5.1 million each period. Distributions to limited partners were paid at a rate of 4% of original capital invested for both the years ended December 31, 2013 and 2012. As the cash flows and liquidity of the Fund could no longer support a 4% monthly distribution, beginning in February 2014, monthly distributions were reduced to 3%.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. Cumulative partner distributions paid from our inception to December 31, 2013 were approximately $29.9 million.

Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.

The General Partner has waived its management fees. Accordingly, we did not record any management fee expense for the years ended December 31, 2013 or 2012. The cash savings on management fees and distributions is expected to be used to pay down our liabilities. Approximately $1.0 million of management fees were waived for the year ended December 31, 2013 and $7.4 million have been waived on a cumulative basis.

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

Index
Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of December 31, 2013 were as follows (in thousands):

	Type	Amount Outstanding (1)	Amount of Collateral (2)
2011-1 Term Securitization	Term	$12,322	$13,579
2010-1 Term Securitization	Term	3,009	7,265
2010-3 Term Securitization	Term	10,539	17,259
		$25,870	$38,103

(1)	The outstanding borrowings are presented net of unamortized original issue discount of $1.4 million at December 31, 2013.

(2)	These borrowings are collateralized by specific leases and loans and restricted cash. As of December 31, 2013, $30.0 million of leases and loans and $8.1 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

Series 2011-1 Term Securitization.  In January 2011, we issued the 2011-1 Term Securitization (The “2011-1 Term Securitization”) in which six classes of asset-backed notes were issued that have varying maturity dates ranging from December 2018 to December 2023. The asset-backed notes totaled $96.0 million and bear interest at fixed, stated rates ranging from 1.7% to 5.5% and were issued at an original discount of approximately $6.2 million.

Series 2010-1 Term Securitization.  In May 2010, three classes of asset-backed notes were issued (The “2010-1 Term Securitization”), one that matures in October 2016 and two that mature in September 2018, respectively. The asset-backed notes total $92.7 million and bear interest at a fixed, stated rate of 5% and were issued at an original discount of $6.5 million.

Series 2010-3 Term Securitization.  In August 2010, five classes of asset-backed notes were issued (The “2010-3 Term Securitization”), one that matures in June 2016 and four that mature in February 2022, respectively. The asset-backed notes total $171.4 million and bear interest at fixed, stated rates ranging from 3.5% to 5.5% and were issued at an original discount of $3.7 million.

Our securitizations are serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer of our portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreements were amended effective July 31, 2013 to increase the cumulative net loss percentages, as the portfolio had exceeded the allowed cumulative net loss amount.  In addition, the servicing agreements and the indentures on these facilities were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  The 2011-1 Term Securitization was similarly amended in February 2013. The portfolio was in compliance with the financial covenants of these agreements as of December 31, 2013.

These events do not constitute an event of default on the 2010-1 Term Securitization or the 2010-3 Term Securitization.  Additionally, we are not, nor have been, delinquent on any payments owed to the noteholders.  In April 2014, the 2010-1 and 2010-3 term securitizations were paid off with proceeds from the sale of a portion of our portfolio.

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

The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test, which LCFF was not in compliance with as of December 31, 2013.  LCFF has notified the Trustee of this breach.  As a result, the noteholders have the right to declare an event of default.  If the noteholders would declare an event of default they have various rights and remedies available to them including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  If the noteholders choose to repossess and sell LCFF’s assets, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses to us.

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

Index
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
LEAF Equipment Finance Fund 4, L.P.

We have audited the accompanying consolidated balance sheets of LEAF Equipment Finance Fund 4, L.P. (a Delaware Limited Partnership) and subsidiaries (the “Fund”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in partners’ (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Fund’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LEAF Equipment Finance Fund 4, L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the 2012 consolidated financial statements have been restated to correct an error.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

May 16, 2014

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2013	2012
		(restated)
ASSETS
Cash	$229	$38
Restricted cash	8,147	11,552
Investment in leases and loans, net	32,494	85,302
Deferred financing costs, net	625	1,322
Other assets	50	92
Total assets	$41,545	$98,306

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	$25,870	$72,701
Subordinated notes payable	9,295	9,355
Due to affiliates	6,284	2,472
Accounts payable, accrued expenses, and other liabilities	1,052	1,380
Total liabilities	42,501	85,908

Commitments and contingencies (Note 11)

Partners’ (Deficit) Capital:
General partner	(1,110)	(978)
Limited partners	67	13,080
Total partners' (deficit) capital	(1,043)	12,102
Noncontrolling interest	87	296
Total (deficit) capital	(956)	12,398
Total liabilities and capital	$41,545	$98,306

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)

	Years Ended December 31,
	2013	2012
		(restated)
Revenues:
Interest on equipment financings	$4,319	$8,974
Rental income	460	1,263
Gains on sales of equipment and lease dispositions, net	551	1,170
Other income	373	902
	5,703	12,309
Expenses:
Interest expense	6,688	12,304
Depreciation on operating leases	168	812
Provision for credit losses	5,612	18,059
General and administrative expenses	968	1,222
Administrative expenses reimbursed to affiliate	532	1,217
	13,968	33,614
Net loss	(8,265)	(21,305)
Add: Net loss attributable to the noncontrolling interest	209	185
Net loss attributable to LEAF 4 partners	$(8,056)	$(21,120)
Net loss allocated to LEAF 4's limited partners	$(7,975)	$(20,909)

Weighted average number of limited partner units outstanding during the period	1,259,537	1,259,537
Net loss per weighted average limited partner unit	$(6.33)	$(16.60)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ (Deficit) Capital
(In thousands, except unit data)

	General Partner Amount	Limited Partners		Total Partners’ (Deficit) Capital	Non-Controlling Interest	Total (Deficit) Capital
		Units	Amount
	(restated)		(restated)	(restated)		(restated)

Balance, at January 1, 2012	$(716)	1,259,537	$39,027	$38,311	$481	$38,792
Cash distributions paid	(51)	-	(5,038)	(5,089)	-	(5,089)
Net loss, as restated	(211)	-	(20,909)	(21,120)	(185)	(21,305)
Balance, at December 31, 2012, as restated	(978)	1,259,537	13,080	12,102	296	12,398
Cash distributions paid	(51)	-	(5,038)	(5,089)	-	(5,089)
Net loss	(81)	-	(7,975)	(8,056)	(209)	(8,265)
Balance, December 31, 2013	$(1,110)	1,259,537	$67	$(1,043)	$87	$(956)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2013	2012
		(restated)
Cash flows from operating activities:
Net loss	$(8,265)	$(21,305)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation on operating leases	168	812
Amortization of discount on debt	1,724	3,804
Amortization of deferred charges	1,745	2,943
Provision for credit losses	5,612	18,059
Gain on extinguishment of subordinated note payable	(16)	-
Gains on sales of equipment and lease dispositions, net	(551)	(1,170)
Changes in operating assets and liabilities:
Other assets	42	125
Due to affiliates	3,812	2,282
Accounts payable, accrued expenses, and other liabilities	(328)	237
Net cash provided by operating activities	3,943	5,787

Cash flows from investing activities:
Purchases of leases and loans	–	(384)
Proceeds from leases and loans	47,324	82,570
Security deposits returned, net of collections	(763)	(1,815)
Net cash provided by investing activities	46,561	80,371

Cash flows from financing activities:
Repayment of debt	(48,555)	(89,013)
Redemption of subordinated note payable	(44)	-
Decrease in restricted cash	3,405	7,650
Increase in deferred financing costs	(30)	(73)
Cash distributions to partners	(5,089)	(5,089)
Net cash used in financing activities	(50,313)	(86,525)

Increase (decrease) in cash	191	(367)
Cash, beginning of period	38	405
Cash, end of period	$229	$38

Cash paid for interest	$3,279	$5,637

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2013 and 2012

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

The Fund has acquired a diversified portfolio of equipment leases and secured loans to end users throughout the United States as well as the District of Columbia and Puerto Rico. The Fund also acquires existing portfolios from other equipment finance companies.  Through December 31, 2013, we have acquired $635.3 million in leases and secured loans which have amortized down to $32.5 million as of December 31, 2013.  The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.

In addition to its 1% general partnership interest, the General Partner has also invested $1.0 million for a 0.85% limited partnership interest in the Fund.

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2012

In April 2014, the general partner of the Fund made a determination to restate the Fund’s previously filed consolidated financial statements as of and for the quarter ended March 31, 2012 and that had a continuing impact through the quarters ended September 30, 2013, to correct the valuation of its provision and allowance for loan losses.  In particular, it was determined that in evaluating a loan receivable from a loan held by a consolidated subsidiary, LEAF Commercial Finance Fund LLC, for impairment, the Fund did not properly value the collateral securing the loan because it had not appropriately applied the terms of an agreement entered into in January 2012.   The correction increased the Fund’s provision for credit losses for the year ended 2012 by approximately $4.0 million.

See the restated consolidated statement of operations below for the effects of the restatement on net loss for the year ended December 31, 2012.  In addition, see Note 12, “Unaudited Quarterly Financial Data and Restatement of Interim Financial Statements” for the effects of the restatement on net loss for the quarters in 2012 and 2013 for which interim financial statements were issued.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31, 2013 and 2012

The following sets forth the effect of the restatement on the applicable line items on the Company’s consolidated balance sheet for the year ended December 31, 2012 (in thousands):

	Year Ended December 31, 2012
	2012	Restatement Adjustments		2012
	(as filed)			(restated)
ASSETS
Cash	$38	$	−	$38
Restricted cash	11,552		−	11,552
Investment in leases and loans, net	89,302		(4,000)	85,302
Deferred financing costs, net	1,322		−	1,322
Other assets	92		−	92
Total assets	$102,306		$(4,000)	$98,306

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	$72,701	$	−	$72,701
Subordinated notes payable	9,355		−	9,355
Due to affiliates	2,472		−	2,472
Accounts payable, accrued expenses, and other liabilities	1,380		−	1,380
Total liabilities	85,908		−	85,908

Commitments and contingencies

Partners’ (Deficit) Capital:
General partner	(938)		(40)	(978)
Limited partners	17,040		(3,960)	13,080
Total partners' (deficit) capital	16,102		(4,000)	12,102
Noncontrolling interest	296		−	296
Total (deficit) capital	16,398		(4,000)	12,398
Total liabilities and capital	$102,306		$(4,000)	$98,306

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31, 2013 and 2012

The following sets forth the effect of the restatement on the applicable line items in the Company’s consolidated statement of operations for the year ended December 31, 2012 (in thousands, except unit and per unit data):

	Year Ended December 31, 2012
	2012	Restatement Adjustments	2012
	(as filed)		(restated)
Revenues:
Interest on equipment financings	$8,974	$-	$8,974
Rental income	1,263	-	1,263
Gains on sales of equipment and lease dispositions, net	1,170	-	1,170
Other income	902	-	902
	12,309	-	12,309
Expenses:
Interest expense	12,304	-	12,304
Depreciation on operating leases	812	-	812
Provision for credit losses	14,059	4,000	18,059
General and administrative expenses	1,222	-	1,222
Administrative expenses reimbursed to affiliate	1,217	-	1,217
	29,614	4,000	33,614
Net loss	(17,305)	(4,000)	(21,305)
Add: Net loss attributable to the noncontrolling interest	185	-	185
Net loss attributable to LEAF 4 partners	$(17,120)	$(4,000)	$(21,120)
Net loss allocated to LEAF 4's limited partners	$(16,949)	$(3,960)	$(20,909)

Weighted average number of limited partner units outstanding during the period	1,259,537		1,259,537
Net loss per weighted average limited partner unit	$(13.45)	$(3.15)	$(16.60)

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31, 2013 and 2012

The following sets forth the effect of the restatement on the applicable line items in the Company’s consolidated statement of cash flows for the year ended December 31, 2012 (in thousands):

	Year Ended December 31, 2012
	2012	Restatement Adjustments	2012
	(as filed)		(restated)
Cash flows from operating activities:
Net loss	$(17,305)	$(4,000)	$(21,305)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation on operating leases	812	-	812
Amortization of discount on debt	3,804	-	3,804
Amortization of deferred charges	2,943	-	2,943
Provision for credit losses	14,059	4,000	18,059
Gain on extinguishment of subordinated note payable	-	-	-
Gains on sales of equipment and lease dispositions, net	(1,170)	-	(1,170)
Changes in operating assets and liabilities:
Other assets	125	-	125
Due to affiliates	2,282	-	2,282
Accounts payable, accrued expenses, and other liabilities	237	-	237
Net cash provided by operating activities	$5,787	$-	$5,787

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31, 2013 and 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restricted Cash

The Fund had restricted cash of approximately $8.1 million and $11.6 million as of December 31, 2013 and 2012, respectively.  Restricted cash as of December 31, 2013 included cash being held in reserve by the Fund’s lenders of approximately $8.072 million and $75,000 of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst LEAF Financial, the other entities and their respective lenders. These amounts represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not yet transferred to the Fund’s bank account.

Concentration of Credit Risk

As of December 31, 2013, 29% of the Fund’s leases and loans were located in New York.  No other state accounted for more than 10% of the Fund’s leases and loans as of December 31, 2013.  Also, as of December 31, 2013, 42%, 28%, and 17% of the Fund’s leases and loans were in the services, finance/insurance/real estate, and retail trade types of business, respectively.  No other type of business accounted for more than 10% of the Fund’s leases and loans as of December 31, 2013.  In addition, no individual end user accounted for more than 10% of the Fund’s leases and loans as of December 31, 2013.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31, 2013 and 2012

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

The Fund’s policy is to charge off to the allowance those financings which are in default and for which it is probable management will be unable to collect all amounts contractually owed. The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2013 and, 2012, the Fund had $9.2 million and $16.1 million, respectively, of leases and loans on non-accrual status. Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal. Generally income recognition resumes when a lease or loan becomes less than 90 days delinquent, unless certain factors specific to those leases or loans continue to raise concerns as to future collectability.
.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31, 2013 and 2012

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) for the Fund was equal to net income (loss) for the years ended December 31, 2013 and 2012.

Allocation of Partnership Income, Loss, Cash Distributions, and Net Loss Per Limited Partner Unit

The Fund allocates net income, net loss, and cash distributions as follows:  99% to the limited partners and 1% to the general partner.

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

Recent Accounting Standards

Accounting Standards Recently Adopted

In April 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (ASU 2013-07 or the Update). The Update provides clarification and guidance regarding:

•	When an entity should apply the liquidation basis of accounting,
•	The recognition and measurement of assets and liabilities, and
•	Financial statement presentation and disclosure requirements.

Entities with a limited life (i.e., certain partnerships) are expected to liquidate at a specified time and in an orderly manner as disclosed in their governing documents. If a limited life fund ceases its operations and liquidates its assets and liabilities in accordance with its original plan for liquidation, the entity is not required to adopt the liquidation basis of accounting in accordance with the Update.  While the Update is effective for entities with annual reporting periods beginning after December 15, 2013 (and interim periods therein), the Fund has early adopted the Update in 2013 with no impact to the financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31, 2013 and 2012

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2013	2012
		(restated)

Direct financing leases (1)	$6,908	$25,970
Loans (2)	33,531	67,907
Operating leases	105	345
	40,544	94,222
Allowance for credit losses	(8,050)	(8,920)
	$32,494	$85,302

(1)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 180 months.
(2)	The interest rates on loans generally range from 5% to 18%.

The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2013		2012
	Leases	Loans	Leases	Loans
				(restated)

Total future minimum lease payments	$5,620	$35,227	$24,873	$74,448
Unearned income	(303)	(1,295)	(1,280)	(5,271)
Residuals, net of unearned residual income (1)	1,676	-	2,591	-
Security deposits	(85)	(401)	(214)	(1,270)
	$6,908	$33,531	$25,970	$67,907

(1)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2013	2012
Equipment	$1,487	$2,723
Accumulated depreciation	(1,382)	(2,378)
	$105	$345

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31, 2013 and 2012

At December 31, 2013, the future payments scheduled to be received on non-cancelable commercial finance assets for each of the five succeeding annual periods ending December 31, and thereafter, are as follows (in thousands):

	Direct
	Financing		Operating
	Leases	Loans (1)	Leases (2)	Totals
2014	$4,183	$11,810	$12	$16,005
2015	878	6,789	–	7,667
2016	300	4,549	–	4,849
2017	179	2,520	–	2,699
2018	51	943	–	994
Thereafter	29	603	–	632
	$5,620	$27,214	$12	$32,846

(1)	Loans are presented exclusive of approximately $8.013 million related to certain loans for which the timing of collectability is unknown.

(2)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans, presented gross of allowance for credit losses of $8.1 million and $8.9 million as of December 31, 2013 and 2012, respectively (in thousands):

	December 31,
	2013		2012
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
			(restated)	(restated)

Current (a)	$38,339	95%	$90,489	96%
Delinquent:
31 to 91 days past due	1,351	3%	2,848	3%
Greater than 91 days (b)	854	2%	885	1%
	$40,544	100%	$94,222	100%

(a)	Included in this category are approximately $8.378 million and $15.217 million as of December 31, 2013 and December 31, 2012, respectively, of certain loans which are systematically current but are on the cost recovery method due to continued uncertainty as to collectability of future payments due. This secured loan obligation totals $1.1 million. The obligor of this loan is another finance company that is no longer operating. Collateral for the loan is a pool of loans to construction companies and developers. The Fund has been in the process of monetizing the underlying collateral for the loan via sale. The Fund has written the loan down to the net realizable value of the underlying collateral.

(b)	All leases and loans are individually or collectively evaluated for impairment.

The Fund had $9.2 million and $16.1 million of leases and loans on non-accrual status as of December 31, 2013 and 2012, respectfully. The credit quality of the Fund’s investment in leases and loans is as follows (in thousands):

	December 31,
	2013	2012
		(restated)

Performing	$31,312	$78,120
Nonperforming	9,232	16,102
	$40,544	$94,222

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31, 2013 and 2012

The Company’s investment in non-performing leases and loans as of December 31, 2013 and 2012 was collectively evaluated for impairment, except for certain asset backed loans that were individually evaluated for impairment (see above for more information).  The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Years Ended December 31,
	2013	2012
		(restated)

Allowance for credit losses, beginning of year	$8,920	$4,410
Provision for credit losses	5,612	18,059
Charge-offs	(7,975)	(14,605)
Recoveries	1,493	1,056
Allowance for credit losses end of year	$8,050	$8,920

Allowance for credit losses:
Ending balance, individually evaluated for impairment	$7,230	$8,080
Ending balance, collectively evaluated for impairment	820	840
Balance, end of year	$8,050	$8,920

Recorded investment in leases and term loans:
Ending balance, individually evaluated for impairment	$8,378	$15,217
Ending balance, collectively evaluated for impairment	32,166	79,005
Balance, end of year	$40,544	$94,222

NOTE 6 – DEFERRED FINANCING COSTS

As of December 31, 2013 and 2012, deferred financing costs include $625,000 and $1.3 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of December 31, 2013 and 2012 was $5.2 million and $4.5 million, respectively.

NOTE 7 –DEBT

The Fund’s debt consists of the following, net of original issue discount of $1.4 million and $3.2 million at December 31, 2013 and 2012, respectively (in thousands):

	December 31, 2013			December 31, 2012
		Outstanding	Interest rate per	Outstanding
	Type	Balance (1)	annum	Balance
2011-1 Term Securitization	Term	$13,239	1.7% to 5.5%	$29,446
2010-1 Term Securitization	Term	3,311	5.0%	9,330
2010-3 Term Securitization	Term	10,766	3.5% to 5.5%	37,095
		$27,316		$75,871
Less: Unamortized Original Issue Discount		(1,446)		(3,170)
		$25,870		$72,701

(1)	These borrowings are collateralized by specific leases and loans and restricted cash. As of December 31, 2013, $30.0 million of leases and loans and $8.1 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

Series 2011-1 Term Securitization.  In January 2011, a previous lender was paid-off with the proceeds from the 2011-1 Term Securitization (The “2011-1 Term Securitization”) in which six classes of asset-backed notes were issued that have varying maturity dates ranging  from December 2018 to December 2023. The asset-backed notes totaled $96.0 million, bear interest at fixed, stated rates ranging from 1.7% to 5.5%, and were issued at an original discount of approximately $6.2 million.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31, 2013 and 2012

Series 2010-1 Term Securitization.  In May 2010, three classes of asset-backed notes were issued (The “2010-1 Term Securitization”), one that matures in October 2016 and two that mature in September 2018, respectively. The asset-backed notes total $92.7 million and bear interest at a fixed, stated rate of 5% and were issued at an original discount of $6.5 million.

Series 2010-3 Term Securitization.  In August 2010, five classes of asset-backed notes were issued (The “2010-3 Term Securitization”), one that matures in June 2016 and four that mature in February 2022, respectively. The asset-backed notes total $171.4 million and bear interest at fixed, stated rates ranging from 3.5% to 5.5% and were issued at an original discount of $3.7 million.

Covenants:  The Fund’s securitizations are serviced by an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer of the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The servicing agreements were amended in 2013 to increase the cumulative net loss percentages as the portfolio has exceeded the allowed cumulative net loss amount. In addition, the servicing agreements and the indentures on these facilities were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  These events do not constitute events of default.  The portfolio has not been in compliance with the cumulative net loss percentage trigger level on the 2011-1 term securitization since October 31, 2013, of which the trustee, rating agency, and investors are aware.

Additionally, the Fund is not, nor has been, delinquent on any payments owed to the noteholders.

Debt Repayments: Estimated annual principal payments on the Fund’s aggregate borrowings (presented gross of original issue discount of $1.4 million at December 31, 2013) over the next five years ended December 31, and thereafter, are as follows (in thousands):

December 31, 2014	$11,356
December 31, 2015	7,602
December 31, 2015	4,168
December 31, 2017	2,688
December 31, 2018	960
Thereafter	542
$27,316

NOTE 8 – SUBORDINATED NOTES PAYABLE

LEAF Commercial Finance Fund, LLC (“LCFF”), a subsidiary of LEAF Funds JV2, has $9.3 million of 8.25% secured promissory notes (the “Notes”) outstanding, which are recourse to LCFF only. The Notes have a six-year term and require interest only payments until their maturity in February 2015.  LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period.

Noteholders may request, in writing, the redemption of all or a portion of the Notes at any time as long as it does not materially impair the capital or operations of the Company or its ability to repay its remaining Note obligations.  Any Note redeemed by the Company shall be deemed to be paid in full upon payment to the noteholder.  During the second quarter of 2013, a $60,000 note was redeemed by a noteholder for $44,500, and a gain of $15,500 was recognized in the consolidated statement of operations.

Covenants:  The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test, which LCFF was not in compliance with through 2013.  LCFF notified the Trustee and noteholders of this breach.  As a result, the noteholders have the right to declare an event of default, which to date has not occurred.  If the noteholders would declare an event of default, they have various rights and remedies available to them including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  If the noteholders choose to repossess and sell LCFF’s assets, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses to the Fund. At December 31, 2013, LCFF had approximately $17.7 million in commercial finance assets, of which $13.6 million had been pledged as collateral on the 2011-1 Term Securitization.

Notwithstanding the foregoing, LCFF is not, nor has been, delinquent on any payments of interest owed to the noteholders.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31, 2013 and 2012

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

Subsequent to the 2011-1 Term Securitization, all of the funds debt was on as fixed rate basis and the funds interest rate swaps were terminated. Accordingly, there were no assets or liabilities measured at fair value at December 31, 2013 or 2012.

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The methods used to estimate the fair value on bank debt that is not measured at fair value, the level within the fair value hierarchy that those fair value measurements are categorized, and the carrying value of the Fund’s debt at December 31, 2013 is as follows (in thousands):

	Carrying Value	Fair Value Measurements Using					Liabilities At Fair Value
		Level 1		Level 2	Level 3
Debt	$25,870	$	−	$24,094	$	−	$24,094

The fair value of the debt at December 31, 2013 was determined using quoted prices from a broker-dealer as of the measurement date.

NOTE 10 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2013	2012
Administrative expenses	$532	$1,217

Management Fees. The General Partner was paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever was less. However, the General Partner waived approximately $1.0 million and $1.8 million of management fees for the years ended December 31, 2013 and 2012, respectively, and $7.4 million have been waived on a cumulative basis. The General Partner has waived all future management fees.

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

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31, 2013 and 2012

Distributions. The General Partner owns a 1% general partner interest and 0.85% limited partner interest in the Fund. The General Partner was paid cash distributions of $51,000 for its general partner interests for each year ended December 31, 2013 and 2012, respectively, and $43,000 for its limited partner interests for each year ended December 31, 2013 and 2012, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 12 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

The aforementioned adjustment occurring in January 2012 impacted the previously reported balance sheet as of March 31, 2012, with a continuing impact through each subsequent quarter in 2012 and 2013, and the previously reported consolidated statements of operations and cash flows for the three, six, and nine months ended March 31, 2012, June 30, 2012, and September 30, 2012, respectively.  The previously reported consolidated statements of operations and cash flows for the three months ended June 30, 2012 and September 30, 2012 remain unchanged, in addition to the related quarter-to-date and year-to-date previously reported statements of operations and cash flows for the periods ended March 31, 2013, June 30, 2013, and September 30, 2013.  The effects of this adjustment on each of these previously issued unaudited interim financial statements is seen below.

As the adjustment occurred during Q1 2012, the net investment in leases and loans and equity balances decreased by $4.0 million, which carried through to each subsequent quarter.  The following sets forth the effect of the restatement on the applicable line items on the Company’s consolidated balance sheet for the quarters in 2012 for which interim financial statements were issued (in thousands):

	2012
	As of
	March 31	Adjustment		March 31	June 30	September 30
	(as filed)			(restated)	(restated)	(restated)
ASSETS
Cash	$66	$	−	$66	$229	$214
Restricted cash	14,084		−	14,084	12,984	12,319
Investment in leases and loans, net	158,016		(4,000)	154,016	129,618	108,254
Deferred financing costs, net	2,256		−	2,256	1,927	1,571
Other assets	226		−	226	116	88
Total assets	$174,648		$(4,000)	$170,648	$144,874	$122,446

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	$129,783	$	−	$129,783	$108,473	$90,405
Subordinated notes payable	9,355		−	9,355	9,355	9,355
Due to affiliates	522		−	522	834	1,436
Accounts payable, accrued expenses, and other liabilities	1,199		−	1,199	1,513	1,050
Total liabilities	140,859		−	140,859	120,175	102,246

Commitments and contingencies

Partners’ (Deficit) Capital:
General partner	(766)		(40)	(806)	(858)	(900)
Limited partners	34,123		(3,960)	30,163	25,172	20,772
Total partners’ capital	33,357		(4,000)	29,357	24,314	19,872
Noncontrolling interest	432		−	432	385	328
Total capital	33,789		(4,000)	29,789	24,699	20,200
Total liabilities and capital	$174,648		$(4,000)	$170,648	$144,874	$122,446

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31, 2013 and 2012

As the aforementioned adjustment occurred in January 2012, only the statement of operations for the quarter ended March 31, 2012 was affected (i.e., the quarter-to-date amounts for the three months ended June 30, 2012 and September 30, 2012 are correct and can be relied upon as previously filed).  However, the year-to-date amounts for the six months ended June 30, 2012 and the nine months ended September 30, 2012 were affected as seen below by increasing the provision for credit losses by $4.0 million, which increased the net loss and other amounts accordingly.  The quarter-to-date and year-to-date statements of operations for the quarters in 2013 for which interim financial statements were issued were not affected by the January 2012 adjustment, and as such, can be relied upon as previously filed.  The following sets forth the effect of the restatement on the applicable line items on the Company’s year-to-date consolidated statement of operations for the quarters in 2012 for which interim financial statements were issued (in thousands, except unit and per unit data):

	2012
	Three Months Ended				Six Months Ended	Nine Months Ended
	March 31	Adjustment		March 31	June 30	September 30
	(as filed)			(restated)	(restated)	(restated)
Revenues:
Interest on equipment financings	$2,610	$	−	$2,610	$5,070	$7,214
Rental income	452		−	452	806	1,081
Gains on sales of equipment and lease dispositions, net	482		−	482	741	958
Other income	338		−	338	574	718
	3,882		−	3,882	7,191	9,971

Expenses:
Interest expense	3,631		−	3,631	6,789	9,880
Depreciation on operating leases	353		−	353	607	730
Provision for credit losses	2,941		4,000	6,941	9,944	12,252
General and administrative expenses	298		−	298	678	891
Administrative expenses reimbursed to affiliate	389		−	389	720	993
	7,612		4,000	11,612	18,738	24,746
Net loss	(3,730)		(4,000)	(7,730)	(11,547)	(14,775)
Add: Net loss attributable to the noncontrolling interest	49		−	49	96	153
Net loss attributable to LEAF 4 partners	$(3,681)		$(4,000)	$(7,681)	$(11,451)	$(14,622)
Net loss allocated to LEAF 4’s limited partners	$(3,644)		$(3,960)	$(7,604)	$(11,336)	$(14,476)
Weighted average number of limited partner units outstanding during the period	1,259,537		−	1,259,537	1,259,537	1,259,537
Net loss per weighted average limited partner unit	$(2.89)		$(3.15)	$(6.04)	$(9.00)	$(11.49)

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31, 2013 and 2012

As the aforementioned adjustment occurred in January 2012, only the statement of cash flows for the quarter ended March 31, 2012 was affected (i.e., the quarter-to-date amounts for the three months ended June 30, 2012 and September 30, 2012 were not affected).  However, the year-to-date amounts for the six months ended June 30, 2012 and the nine months ended September 30, 2012 were affected as seen below by increasing the net loss and the provision for credit losses by $4.0 million, which had no effect on net cash provided by operating activities in total.  As no other line items on the consolidated statements of cash flows were affected by the misstatement, they can be relied upon as previously filed.  Also, the quarter-to-date and year-to-date statements of cash flows for the quarters in 2013 for which interim financial statements were issued were not affected by the January 2012 adjustment, and as such, can be relied upon as previously filed.  The following sets forth the effect of the restatement on the applicable line items on the Company’s year-to-date consolidated statement of cash flows for the quarters in 2012 for which interim financial statements were issued (in thousands):

	2012
	Three Months Ended				Six Months Ended	Nine Months Ended
	March 31	Adjustment		March 31	June 30	September 30
	(as filed)			(restated)	(restated)	(restated)
Cash flows from operating activities:
Net loss	$(3,730)		$(4,000)	$(7,730)	$(11,547)	$(14,775)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation on operating leases	353		−	353	607	730
Amortization of discount on debt	1,099		−	1,099	2,044	3,122
Amortization of deferred charges	878		−	878	1,630	2,348
Provision for credit losses	2,941		4,000	6,941	9,944	12,252
Gains on sales of equipment and lease dispositions, net	(482)		−	(482)	(741)	(958)
Changes in operating assets and liabilities:
Other assets	(9)		−	(9)	101	129
Due to affiliates	332		−	332	644	1,246
Accounts payable, accrued expenses, and other liabilities	56		−	56	370	(93)
Net cash provided by operating activities	$1,438	$	−	$1,438	$3,052	$4,001

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31, 2013 and 2012

Due to the aforementioned adjustment, the $4.0 million decrease in the net investment in leases and loans and equity balances carried through to each subsequent quarter. The following sets forth the effect of the restatement on the applicable line items on the Company’s consolidated balance sheet for the quarters in 2013 for which interim financial statements were issued (in thousands):

	2013
	As of
	March 31	June 30	September 30
	(restated)	(restated)	(restated)
ASSETS
Cash	$64	$237	$217
Restricted cash	11,268	10,058	9,699
Investment in leases and loans, net	68,763	54,847	41,236
Deferred financing costs, net	1,112	926	762
Other assets	92	92	125
Total assets	$81,299	$66,160	$52,039

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	$58,393	$45,547	$35,118
Subordinated notes payable	9,355	9,295	9,295
Due to affiliates	2,376	3,829	5,021
Accounts payable, accrued expenses, and other liabilities	1,415	913	788
Total liabilities	71,539	59,584	50,222

Commitments and contingencies

Partners’ (Deficit) Capital:
General partner	(1,004)	(1,036)	(1,082)
Limited partners	10,570	7,459	2,769
Total partners’ capital	9,566	6,423	1,687
Noncontrolling interest	194	153	130
Total capital	9,760	6,576	1,817
Total liabilities and capital	$81,299	$66,160	$52,039

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
December 31, 2013 and 2012

NOTE 13 – SUBSEQUENT EVENTS

In April 2014, the Company sold a pool of leases with a net investment of approximately $5.7 million to a third party for proceeds totaling approximately $5.9 million.  A portion of the proceeds from the sale were used to pay off in full the 2010-1 and 2010-3 Term Securitizations.  As a result of this transaction, the related unamortized original issue discount of $426,000 and unamortized deferred financing costs of $149,000 were written down.

The Fund has evaluated its December 31, 2013 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events, other than the third party sale and related debt payoffs noted above, which would require recognition or disclosure in the financial statements.

Index

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Background

In preparing the financial statements for the year ended December 31, 2013, an error was discovered in the financial statements for the year ended December 31, 2012 in that while evaluating a loan receivable from a loan held by a consolidated subsidiary, LEAF Commercial Finance Fund LLC, for impairment, the Fund did not properly value the collateral securing the loan because it had not appropriately applied the terms of an agreement entered into in January 2012.  The correction resulted in an increase to the Fund’s provision for credit losses for the year ended 2012 by approximately $4.0 million.

Due to the error noted above, the financial statements previously filed for the year ended December 31, 2012 and for the quarter ended March 31, 2012 through the quarter ended September 30, 2013 should no longer be relied upon and should be restated. Our general partner discussed this matter with the independent auditors and board of directors, who agreed with this conclusion.

In connection with the general partner’s review of this matter, we assessed the effectiveness of our internal control over financial reporting and identified a material weakness in such control.  We identified and reported this weakness to both our general partner and Grant Thornton LLP, our independent registered public accounting firm.  The nature of the material weakness is described as part of management’s report on internal control over financial report, as seen below.

Disclosure Controls and Procedures

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

Under the supervision of our General Partner’s chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our General Partner’s chief executive officer and chief financial officer concluded that there was a control deficiency in our internal control over financial reporting which constituted a material weakness.  Due to this material weakness, our disclosure controls and procedures were not effective as of December 31, 2013.  We discuss this material weakness and the steps that we have taken to remedy the weakness in management’s report on internal control over financial reporting, as seen below.

Index
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

The general partner has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the 1992 Internal Control – Integrated Framework.  As a result of this assessment, the general partner identified a material weakness in internal control over financial reporting as of December 31, 2013.  A material weakness, as defined under standards established by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected.  Because of this material weakness, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective based on the 1992 COSO framework.  We describe the material weakness in the following paragraph.  Notwithstanding the existence of the material weakness, our general partner’s management has concluded that the consolidated financial statements in this report present fairly, in all material respects, our financial position and the results of our operations and cash flows as of the dates and for the periods presented, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Material Weakness in Internal Financial Control

We did not maintain effective controls in connection with the valuation of our allowance for loan losses.  We have an asset valuation policy applicable to the evaluation and recordation of impairment related to a loan receivable from a loan held by a consolidated subsidiary, LEAF Commercial Finance Fund LLC.  This policy requires us to assess and record any potential impairment based upon various criteria.  In the preparation of the financial statements for the year ended December 31, 2012, we failed to sufficiently review an agreement entered into in January 2012, and as such, incorrectly applied the terms of the agreement.  This weakness has resulted in misstatements of our assets, net loss, and partner’s (deficit) capital for the year ended December 31, 2012 and for the quarter ended March 31, 2012, with a continuing impact through the quarter ended September 30, 2013.  For information concerning the effects of these misstatements, see notes 2 and 12 to our consolidated financial statements included in this annual report.

Remediation of Weakness

We have corrected all errors discovered during our review process for the year ended December 31, 2012 and for the quarters included in the years ended December 31, 2012 and 2013, and have restated our annual and quarterly financial statements for such periods as further described in Notes 2 and 12 to our consolidated financial statements included in this report.  In addition, we have reviewed the policies related to the valuation of our allowance for loan losses and have properly applied the terms of the agreement entered into in January 2012 to value the collateral securing the loan held by our consolidated subsidiary.  In order to reduce the potential occurrence of similar errors in the future, management has made changes to its review process to include a greater emphasis on non-recurring, unusual, or unique transactions.  The material weakness in our internal control over financial reporting as of December 31, 2013 is expected to be remediated during the quarter ended June 30, 2014.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three month period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

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

The following table sets forth information with respect to the directors and executive officers of our General Partner:

Name	Age	Position
Crit S. DeMent	61	Chief Executive Officer
Robert K. Moskovitz	57	Chief Financial Officer
Jonathan Z. Cohen	43	Director
Jeffrey F. Brotman	50	Director

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

Jonathan Z. Cohen has been a Director of LEAF Financial Corporation since January 2002 and a Director of LEAF Asset Management since it was formed in August 2006. Mr. Cohen also serves, or has served, in the following positions with Resource America: a Director since 2002, President since 2003, Chief Executive Officer since 2004, Chief Operating Officer from 2002 to 2004, Executive Vice President from 2001 to 2003, and Senior Vice President from 1999 to 2001. In addition, Mr. Cohen serves as Chief Executive Officer, President and a Director of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in 2005. Mr. Cohen also serves as Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC (the general partner of Atlas Pipeline Partners, L.P., a publicly-traded oil and gas pipeline limited partnership) since its formation in 1999, Chairman of the Board of Directors of Atlas Energy GP, LLC (the general partner of Atlas Energy, L.P. (f/k/a Atlas Pipeline Holdings, L.P.), a publicly-traded oil and gas limited partnership) and Vice Chairman of the Board of Directors of Atlas Resource Partners GP, LLC (the general partner of Atlas Resource Partners, L.P., a publicly-traded oil and gas E&P limited partnership) since February 2013.  Mr. Cohen was also Vice Chairman of the Board of Directors of Atlas Energy, Inc. ((f/k/a Atlas America, Inc.) a publicly-traded oil and gas company) from September 2000 until February 2011 and Vice Chairman of Atlas Energy Resources, LLC from June 2006 until February 2011.

Index
Jeffrey F. Brotman has been a Director of LEAF Financial since April 2008 and a Director of LEAF Asset Management since 2010. Mr. Brotman has also been Executive Vice President of Resource America since June 2007. Mr. Brotman was a co-founder of Ledgewood, P.C. (a Philadelphia-based law firm) and was affiliated with the firm from 1992 until June 2007, serving as its managing partner from 1995 until March 2006. Mr. Brotman is also a non-active Certified Public Accountant and an Adjunct Professor at the University of Pennsylvania Law School. Mr. Brotman was Chairman of the Board of Directors of TRM Corporation (a publicly-traded consumer services company) from September 2006 until September 2008 and was its President and Chief Executive Officer from March 2006 through June 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partners, and holders greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year.  Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2013.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had approximately 2,796 limited partners as of December 31, 2013.

(b)	In 2008, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2013, our General Partner owned 10,753, or 0.85%, of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

(d)	Our General Partner’s name and address is LEAF Asset Management, LLC, One Commerce Square, 2005 Market Street, 14th Floor, Philadelphia, Pennsylvania 19103.

Index
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We rely on our General Partner and its affiliates to manage our operations and pay the General Partner or its affiliates fees to manage us. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2013	2012
Administrative expenses	$532	$1,217

Management Fees. The General Partner was paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases or a competitive fee, whichever was less. However, the General Partner waived approximately $1.0 million and $1.8 million of management fees for the years ended December 31, 2013 and 2012, respectively, and $7.4 million have been waived on a cumulative basis. The General Partner has waived all future management fees.

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

Distributions. The General Partner owns a 1% general partner interest and 0.85% limited partner interest in the Fund. The General Partner was paid cash distributions of $51,000 for its general partner interests for each year ended December 31, 2013 and 2012, respectively, and $43,000 for its limited partner interests for each year ended December 31, 2013 and 2012, respectively.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP related to quarterly reviews and the year-end audit was approximately $196,000 and $153,000 for the years ended December 31, 2013 and 2012, respectively.

Audit-Related Fees. We did not incur fees in 2013 and 2012 for other services not included above.

Tax Fees. We did not incur fees in 2013 and 2012 for other services not included above.

All Other Fees. Our auditors, Grant Thornton, LLP, billed us for professional services rendered related to sales tax filings of approximately $23,000 for each of the years ended December 31, 2013 and 2012.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

Our General Partner’s Board of Directors reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

Index
PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The financial statements required by this Item are set forth in Item 8 – “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

No schedules are required to be presented in this report under Regulation S-X promulgated by the SEC.

3.	Exhibits

Exhibit
No.	Description
3.1	Certificate of Limited Partnership (1)
3.2	Amended and Restated Agreement of Limited Partnership (2)
3.3	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of LEAF Equipment Finance Fund 4, L.P. (7)
4.1	Forms of letters sent to limited partners confirming their investment (1)
10.1	Form of Origination and Servicing Agreement Among LEAF Financial Corporation, LEAF Equipment Finance Fund 4, LP and LEAF Funding, Inc. (1)
10.2	Indenture by and between LEAF Commercial Finance Fund, LLC and U.S. Bank National Association (3)
10.3	Amended and Restated Limited Liability Company Agreement of LEAF Commercial Finance Fund, LLC(3)
10.4	Limited Liability Company Agreement of LEAF Funds Joint Venture 2, LLC (3)
10.5	Indenture between LEAF Receivables Funding 2, LLC and U.S. Bank National Association dated as of May 1, 2010 (4)
10.6	Indenture between LEAF Receivables Funding 4, LLC and U.S. Bank National Association dated as of July 4, 2010 (5)
10.7	Indenture between LEAF Receivables Funding 6, LLC and U.S. Bank National Association dated as of January 6, 2011 (6)
10.8	First Amendment dated as of September 28, 2013 to the Indenture between LEAF Receivables Funding 2, LLC and U.S. Bank National Association (8)
10.9	First Amendment dated as of October 15, 2013 to the Indenture between LEAF Receivables Funding 4, LLC and U.S. Bank National Association (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of  Operations for the years ended December 31, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012; (iv) the Consolidated Statements of Changes in Partners’ (Deficit) Capital for the years ended December 31, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and, (iv) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, the General Partner

May 16, 2014	By:	/s/ CRIT S. DEMENT
Crit S. Dement
Chief Executive Officer

May 16, 2014	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ CRIT S. DEMENT	Chief Executive Officer of the General Partner	May 16, 2014
Crit S. Dement	(Principal Executive Officer)

/s/ ROBERT K. MOSKOVITZ	Chief Financial Officer of the General Partner	May 16, 2014
Robert K. Moskovitz	(Principal Accounting and Financial Officer)

/s/ JONATHAN Z. COHEN	Director of the General Partner	May 16, 2014
Jonathan Z. Cohen

/s/ JEFFREY F. BROTMAN	Director of the General Partner	May 16, 2014
Jeffrey F. Brotman