Form 10-Q
period 2014-03-31
LEAF Equipment Finance Fund 4, L.P.
filed 2014-05-16
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$175	$229
Restricted cash	7,395	8,147
Investment in leases and loans, net	24,794	32,494
Deferred financing costs, net	362	625
Other assets	104	50
Total assets	$32,830	$41,545

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	$20,103	$25,870
Subordinated notes payable	9,295	9,295
Due to affiliates	6,915	6,284
Accounts payable, accrued expenses, and other liabilities	1,144	1,052
Total liabilities	37,457	42,501

Commitments and contingencies (Note 10)

Partners’ (Deficit) Capital:
General partner	(1,146)	(1,110)
Limited partners	(3,462)	67
Total partners' deficit	(4,608)	(1,043)
Noncontrolling interest	(19)	87
Total deficit	(4,627)	(956)
Total liabilities and capital	$32,830	$41,545

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Interest on equipment financings	$568	$1,529
Rental income	38	155
Gains on sales of equipment and lease dispositions, net	105	150
Other income	88	138
	799	1,972

Expenses:
Interest expense	1,530	2,034
Depreciation on operating leases	13	49
Provision for credit losses	1,410	800
General and administrative expenses	280	272
Administrative expenses reimbursed to affiliate	70	182
	3,303	3,337
Net loss	(2,504)	(1,365)
Add: Net loss attributable to the noncontrolling interest	106	102
Net loss attributable to LEAF 4 partners	$(2,398)	$(1,263)
Net loss allocated to LEAF 4's limited partners	$(2,374)	$(1,250)
Weighted average number of limited partner units outstanding during the period	1,259,537	1,259,537
Net loss per weighted average limited partner unit	$(1.88)	$(0.99)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(In thousands, except unit data)
(Unaudited)

	General Partner	Limited Partners		Total Partners’	Non- Controlling	Total Capital
	Amount	Units	Amount	(Deficit)	Interest	(Deficit)
Balance, at January 1, 2014	$(1,110)	1,259,537	$67	$(1,043)	$87	$(956)
Cash distributions paid	(12)	-	(1,155)	(1,167)	-	(1,167)
Net loss	(24)	-	(2,374)	(2,398)	(106)	(2,504)
Balance, March 31, 2014	$(1,146)	1,259,537	$(3,462)	$(4,608)	$(19)	$(4,627)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,504)	$(1,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation on operating leases	13	49
Amortization of original issue discount on debt	663	567
Amortization of deferred charges	354	465
Provision for credit losses	1,410	800
Gains on sales of equipment and lease dispositions, net	(105)	(150)
Changes in operating assets and liabilities:
Other assets	(54)	–
Due to affiliates	631	(96)
Accounts payable, accrued expenses, and other liabilities	92	35
Net cash provided by operating activities	500	305

Cash flows from investing activities:
Proceeds from leases and loans	6,430	15,797
Security deposits returned, net of collections	(139)	(192)
Net cash provided by investing activities	6,291	15,605

Cash flows from financing activities:
Repayment of debt	(6,430)	(14,875)
Decrease in restricted cash	752	284

Increase in deferred financing costs	–	(20)
Cash distributions to partners	(1,167)	(1,273)
Net cash used in financing activities	(6,845)	(15,884)

(Decrease) increase in cash	(54)	26
Cash, beginning of period	229	38
Cash, end of period	$175	$64

Cash paid for interest	$524	$1,017

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
March 31, 2014
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

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2014, and the results of its operations and cash flows for the periods presented. The results of operations for the three month periods ended March 31, 2014 are not necessarily indicative of results of the Fund’s operations for the entire fiscal year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on May 16, 2014.

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
March 31, 2014
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

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2014
(Unaudited)

Concentration of Credit Risk

As of March 31, 2014, 39% of the Fund’s leases and loans were located in New York.  No other state accounted for more than 10% of the Fund’s leases and loans as of March 31, 2014.  Also, as of March 31, 2014, 37%, 37%, and 15% of the Fund’s leases and loans were in the services, finance/insurance/real estate, and retail trade types of business, respectively.  No other type of business accounted for more than 10% of the Fund’s leases and loans as of March 31, 2014.  In addition, no individual end user accounted for more than 10% of the Fund’s leases and loans as of March 31, 2014.

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes fee income as fees are collected.  Late fee income was $84,000 for the three month periods ended March 31, 2014, and was $121,000 for the three month periods ending March 31, 2013.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Direct financing leases (1)	$4,624	$6,908
Loans (2)	28,257	33,531
Operating leases	43	105
	32,924	40,544
Allowance for credit losses	(8,130)	(8,050)
	$24,794	$32,494

(1)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 180 months.
(2)	The interest rates on loans generally range from 6% to 18%.

The components of direct financing leases and loans are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$3,593	$30,584	$5,620	$35,227
Unearned income	(262)	(2,041)	(303)	(1,295)
Residuals, net of unearned residual income	1,358	-	1,676	-
Security deposits	(65)	(286)	(85)	(401)
	$4,624	$28,257	$6,908	$33,531

The Fund’s investment in operating leases consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Equipment	$753	$1,487
Accumulated depreciation	(710)	(1,382)
	$43	$105

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2014
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $8.1 million and $8.1 million) as of March 31, 2014 and December 31, 2013, respectively (in thousands):

	March 31, 2014		December 31, 2013
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current (a)	$31,193	95%	$38,339	95%
Delinquent:
31 to 91 days past due	511	1%	1,351	3%
Greater than 91 days (b)	1,220	4%	854	2%
	$32,924	100%	$40,544	100%

(a)
Included in this category are approximately $8.368 million and $8.378 million as of March 31, 2014 and December 31, 2013, respectively, of certain loans which are systematically current but are on the cost recovery method due to continued uncertainty as to collectability of future payments. This secured loan obligation totals $1.1 million.  The obligor of this loan is another finance company that is no longer operating.  Collateral for the loan is a pool of loans to construction companies and developers.  The Fund has been in the process of monetizing the underlying collateral for the loan via sale.  The Fund has written the loan down to the net realizable value of the underlying collateral.

(b)	All leases and loans are individually or collectively evaluated for impairment.

The Fund had $9.6 million and $9.2 million of leases and loans on nonaccrual status as of March 31, 2014 and December 31, 2013, respectively.  The credit quality of the Fund’s investment in leases and loans as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014	December 31, 2013
Performing	$23,336	$31,312
Nonperforming	9,588	9,232
	$32,924	$40,544

The Company’s investment in non-performing leases and loans as of March 31, 2014 and December 31, 2013 were collectively evaluated for impairment, except for certain asset backed loans that were individually evaluated for impairment (see above for more information).  The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2014	2013
		(restated)

Allowance for credit losses, beginning of period	$8,050	$8,920
Provision for credit losses	1,410	800
Charge-offs	(1,451)	(3,712)
Recoveries	121	412
Allowance for credit losses end of period	$8,130	$6,420

Allowance for credit losses:
Ending balance, individually evaluated for impairment	$7,230	$5,530
Ending balance, collectively evaluated for impairment	900	890
Balance, end of year	$8,130	$6,420

Recorded investment in leases and term loans:
Ending balance, individually evaluated for impairment	$8,368	$9,596
Ending balance, collectively evaluated for impairment	24,556	65,587
Balance, end of year	$32,924	$75,183

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2014
(Unaudited)

NOTE 5 – DEFERRED FINANCING COSTS

As of March 31, 2014 and December 31, 2013, deferred financing costs include $362,000 and $625,000, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated life of the related debt. Accumulated amortization as of March 31, 2014 and December 31, 2013 was $5.5 million, and $5.2 million, respectively.

NOTE 6 –DEBT

The Fund’s debt consists of the following (in thousands):

				December 31,
	March 31, 2014 (See Note 11)			2013
		Outstanding	Interest rate per	Outstanding
	Type	Balance (1)	annum	Balance
2010-1 Term Securitization	Term	$2,456	5.0%	$3,311
2010-3 Term Securitization	Term	6,955	3.5% to 5.5%	10,766
2011-1 Term Securitization	Term	11,475	1.7% to 5.5%	13,239
		$20,886		$27,316
Less: Unamortized Original Issue Discount		(783)		(1,446)
		$20,103		$25,870

(1)	These borrowings are collateralized by specific leases and loans and restricted cash. As of March 31, 2014, $23.7 million of leases and loans and $7.4 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

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

Covenants:  The Fund’s securitizations are serviced by an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer of the Fund’s portfolio does not comply with certain requirements, the noteholders have the right to replace the Servicer.  The Fund is not, nor has been, delinquent on any payments owed to the noteholders.  The servicing agreements were amended to increase the cumulative net loss percentages as the portfolio has exceeded the allowed cumulative net loss amount.  In addition, the servicing agreements and the indentures on these facilities were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  These events do not constitute events of default.  The portfolio has not been in compliance with the cumulative net loss percentage trigger level on the 2011-1 term securitization since October 31, 2013, of which the trustee, rating agency, and investors are aware.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2014
(Unaudited)

Debt Repayments:  Excluding $783,000 of remaining unamortized discount on the term securitizations, estimated annual principal payments on the Fund’s aggregate borrowings over the next five annual periods ended March 31, and thereafter, are as follows (in thousands):

March 31, 2015	$13,896
March 31, 2016	2,973
March 31, 2017	2,123
March 31, 2018	1,019
March 31, 2019	503
Thereafter	372
$20,886

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

There were no assets or liabilities measured at fair value at March 31, 2014 or December 31, 2013.

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

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2014
(Unaudited)

The methods used to estimate the fair value on bank debt that is not measured at fair value, the level within the fair value hierarchy that those fair value measurements are categorized, and the carrying value and fair value of the Fund’s debt at March 31, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements Using					Liabilities
	Carrying Value	Level 1		Level 2	Level 3		At Fair Value
Debt, at March 31, 2014	$20,103	$	−	$17,969	$	−	$17,969
Debt, at December 31, 2013	$25,870	$	−	$24,094	$	−	$24,094

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

	Three Months Ended March 31,
	2014	2013
Administrative expenses	$70	$182

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived all management fees. The General Partner has earned and waived management fees of approximately $144,000 for the three month period ended March 31, 2014, and $7.5 million have been earned and waived on a cumulative basis.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner and its affiliates related to acquiring and managing portfolios of equipment, management fees and reimbursed expenses.

Distributions. The General Partner owns a 1% general partner interest and 0.85% limited partner interest in the Fund. The General Partner was paid cash distributions of $12,000 and $13,000 for its general partner interests for the three month period ended March 31, 2014 and 2013, respectively, and $10,000 and $11,000 for its limited partner interests for the three month period ended March 31, 2014 and 2013, respectively.

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

The Fund has evaluated its March 31, 2014 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events, other than the third party sale and related debt payoffs noted above, which would require recognition or disclosure in the financial statements.

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

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

To date, limited partners have received total distributions ranging from approximately 20% to 30% of their original amount invested, depending upon when the investment was made.  As the cash flows and liquidity of the Fund could no longer support a 4% monthly distribution, beginning with the February 2014 distribution, received in March, monthly distributions were reduced to 3%.  Going forward, the April and May 2014 distributions, received in May and June respectively, will be lowered to 2%.  Distributions for June 2014, received and July, and beyond will be lowered to 1% and continue for as long as the Fund can support them.  However, management is working to maximize the amount that can be distributed to limited partners in the future. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors, which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. In order to reduce our ongoing cash requirements, the General Partner waived management fees in August 2010 and subsequently waived all future management fees.

Index
General Economic Overview

For the quarter ended March 31, 2014 U. S. economic activity showed overall slow but steady growth in many sectors of the economy especially in the small business sector.  Several high profile economic issues that were providing head winds to the economy were effectively resolved during the quarter. The Federal Reserve began the highly anticipated tapering of asset purchases under the Quantitative Easing program without noticeable adverse impact on the performance of the economy.  The commencement of the tapering was in recognition of economic improvement and stability. Congress came to an agreement on the debt ceiling thereby removing that potentially destabilizing issue from the economic agenda. Still looming over the economy is the implementation of the Affordable Care Act and the impact on economic activity, especially small business activity, which is likely to be felt throughout 2014. Some specific key economic indicators and reports that were released in the first quarter of 2014 that have specific relevance to small to medium size business performance are summarized below.  The indicators show overall positive trends. These indicators have especially important relevance to the LEAF Funds as loans and leases to small to medium size businesses comprise the majority of the LEAF Funds portfolios.

•	The Monthly Confidence Index reported by The Equipment Leasing & Finance Foundation for March 2014 was 65.1 (over 50 is considered positive) which continues an overall yearly increase in the Index which measures lease and finance company executive sentiment with respect to availability of capital, plans on hiring, and overall U.S. economic trends.
•	The National Association of Realtors reported in March 2014 that home prices increased in most of the country. This is an important economic indicator because rising home prices generally contribute to an improvement in consumer sentiment which can drive consumer spending, the most important driver of economic growth.
•	In March 2014 the Thomson Reuters/PayNet Small Business Lending Index which measures the volume of lending to small businesses decreased 5% as compared to the prior month; however it is still 5% higher year over year. Commentary in the report stated “Small business owners still lack conviction about the ability of the recovery to accelerate before expanding operations.”
•	The National Federation of Independent Business reported that its Small Business Optimism Index increased to 93.4 in March 2014. The Index measures ten different items including small business sentiment about business expansion, hiring, and sales trends. While the Index has increased it is still below the pre-recession levels. An Index of 100 or greater indicates likely expansion of the small business sector.
•	The National Association of Credit Management Index (“CMI”) for March 2014 measured 55.6 (any number over 50 shows an economy in expansion). The factors comprising the CMI include activities like credit extended, credit approval rates, delinquencies and bankruptcies. The CMI has remained over 50 for more than a year and CMI Index also noted and expansion in credit extended to business.
•	The March 2014 Institute of Supply Management reported it’s PMI Index on the manufacturing sector. The PMI Index showed expansion for the tenth straight month and the PMI index registered 53.7 (any number over 50 indicates growth). Of the 18 manufacturing segments included in the index 14 segments reported growth, and the growth was shown in new orders, production and employment.
•	In March 2014 the unemployment was 6.7% as compared to 7.0% in December 2013 and 7.3% in September 2013. As most new employment creation comes from small to medium size businesses this is again another indication of improving conditions in that segment of the economy.
•	The 2014 Equipment Leasing & Finance Foundation’s U.S. Economic Outlook update released in early April reported that the U.S. economy is expected to grow 2.8% which would be the fastest pace since 2008, with growth in equipment and software investment to grow even faster at 4.2% in 2014.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly which is positive for the small to medium size businesses that comprise the majority of the LEAF Funds portfolios.

Index
Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Investment in leases and loans, net	$24,794	$32,494

Number of contracts	3,600	4,500
Number of individual end users (1)	3,400	4,100
Average original equipment cost	$68.5	$63
Average initial lease term (in months)	58	59
Average remaining lease term (in months)	17	16

States accounting for more than 10% of lease and loan portfolio:
New York	39%	29%

Types of assets accounting for more than 10% of lease and loan portfolio:
Asset-backed secured loans	34%	24%
Medical equipment	26%	28%
Restaurant equipment	14%	15%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	37%	42%
Finance/Insurance/Real Estate	37%	28%
Retail trade	15%	17%

(1)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user accounted for more than 10% of our portfolio.

Index
Portfolio Performance

The table below provides information about our commercial finance assets including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Three Months Ended March 31,
			Change
	2014	2013	$	%
		(restated)

Investment in leases and loans before allowance for credit losses	$32,924	$75,183	$(42,259)	(56)%
Less: allowance for credit losses	(8,130)	(6,420)	(1,710)	27%
Investment in leases and loans, net	$24,794	$68,763	$(43,969)	(64)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$36,304	$85,429	$(49,125)	(58)%
Non-performing assets	$9,588	$10,866	$(1,278)	(12)%
Charge-offs, net of recoveries	$1,330	$3,300	$(1,970)	(60)%
As a percentage of finance receivables:
Allowance for credit losses	24.69%	8.54%
Non-performing assets	29.12%	14.45%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	3.66%	3.86%

(a)
Due to an adjustment to increase the provision for credit losses and reduce the investment in leases and loans and equity by $4.0 million, the gross and net investment in leases and loans, weighted average investment in direct financing leases and loans, and non-performing assets changed from the previously filed $79.2 million, $72.8 million, $89.4 million, and $14.9 million, respectively, which changed the previously filed percentages from 8.11%, 18.77%, and 3.69%, respectively.

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

We focus on financing equipment used by small to mid-sized businesses.  The lingering effects of the recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. As a result, our allowance for credit losses as a percentage of finance receivables increased during the year ended March 31, 2014.  Also, during that period, our non-performing assets as a percentage of finance receivables increased, primarily due to certain non-performing loans that are systematically current, but that are on the cost recovery method due to continued uncertainty as to future collectability.  Included in the non-performing assets is one secured loan obligation totaling $1.1 million.  The obligor of this loan is another finance company that is no longer operating.  Collateral for the loan is a pool of loans to construction companies and developers.  The Fund has been in the process of monetizing the underlying collateral for the loan via sale.  The Fund has written the loan down to the net realizable value of the underlying collateral.

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

Index
For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through March 31, 2014.

Results of Operations

As discussed previously, the lingering effects of the recent economic recession has negatively impacted our operating results primarily through increased rates of default on outstanding leases and loans and increased costs of borrowing from our lenders.  These factors have resulted in our inability to reinvest earnings in additional leases and loans, leading to a decrease in our portfolio balance and a reduction in cash generated to continue to support distributions to our limited partners.

Three months ended March 31, 2014 compared to three months ended March 31, 2013 (dollars in thousands):

			Increase (Decrease)
	2014	2013	$	%
Revenues:
Interest on equipment financings	$568	$1,529	$(961)	(63)%
Rental income	38	155	(117)	(75)%
Gains on sales of equipment and lease dispositions, net	105	150	(45)	(30)%
Other income	88	138	(50)	(36)%
	799	1,972	(1,173)	(59)%
Expenses:
Interest expense	1,530	2,034	(504)	(25)%
Depreciation on operating leases	13	49	(36)	(73)%
Provision for credit losses	1,410	800	610	76%
General and administrative expenses	280	272	8	3%
Administrative expenses reimbursed to affiliate	70	182	(112)	(62)%
	3,303	3,337	(34)	(1)%
Net loss	(2,504)	(1,365)	(1,139)
Add: Net loss attributable to the noncontrolling interest	106	102	4
Net loss attributable to LEAF 4 partners	$(2,398)	$(1,263)	$(1,135)
Net loss allocated to LEAF 4's limited partners	$(2,374)	$(1,250)	$(1,124)

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $36.3 million for the three months ended March 31, 2014 as compared to $89.4 million for the three months ended March 31, 2013, a decrease of $53.1 million or 59%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•	Gains on the sale of equipment and lease dispositions decreased $45,000 to $105,000 for the three months ended March 31, 2014 compared to a gain of $150,000 for the three months ended March 31, 2013. Gains and losses on sales of equipment may vary significantly from period to period.

•	Other income decreased $50,000 from $138,000 for the three months ended March 31, 2013 to $88,000 for the three months ended March 31, 2014, a decrease of 36%. The decrease is primarily due to a reduction in late fee income, which is a result of the decrease in our portfolio.

The decrease in total expenses was primarily a result of the following:

•	A decrease in interest due to a decrease in our average debt outstanding. Average borrowings for the three months ended March 31, 2014 and 2013 were $23.0 million and $66.2 million, respectively. The interest expense reduction was primarily driven by the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation on operating leases due to a decrease in the size of our portfolio.

•	A decrease in administrative expenses reimbursed to affiliates due to the reduction in the size of our portfolio.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended March 31, 2014 and 2013 was $1.88 and $0.99, respectively, based on a weighted average number of limited partner units outstanding of 1,259,537 each period.

Index
Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements, in addition to normal operating expenses are for debt service, investments in leases and loans and distributions to our partners.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$500	$305
Net cash provided by investing activities	6,291	15,605
Net cash used in financing activities	(6,845)	(15,884)
(Decrease) increase in cash	$(54)	$26

Cash decreased by $54,000 due to proceeds from our investments in leases and loans of $6.430 million, a reduction in our restricted cash of $752,000, and cash provided by operating activities of $500,000, offset by debt repayments of $6.430 million, distributions to our partners of $1.167 million, and security deposits returned net of collections of $139,000.

Partner’s distributions paid for the three months ended March 31, 2014 and March 31, 2013 were $1.2 million and $1.3 million, respectively, each period. Cumulative partner distributions paid from our inception to March 31, 2014 were approximately $31.4 million. To date, limited partners have received total distributions of approximately 25% of their original amount invested, depending upon when the investment was made.   As the cash flows and liquidity of the Fund could no longer support a 4% monthly distribution, beginning with the February 2014 distribution, received in March, monthly distributions were reduced to 3%.  Going forward, the April and May 2014 distributions, received in May and June respectively, will be lowered to 2%.  Distributions for June 2014, received and July, and beyond will be lowered to 1% and continue for as long as the Fund can support them.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principle payments on our debt facilities required per our agreements, and prevailing economic conditions. The terms of our current debt facilities are structured to use excess cash to accelerate the repayment of debt. This results in paying less interest expense over time, but also limits available cash to make monthly distributions to the partners. The terms of our current debt facilities coupled with continued higher than expected lease and loan defaults, caused by a slow economic recovery could impact our ability to make monthly cash distributions to our limited partners.

Beginning August 1, 2010, our General Partner waived its asset management fee and subsequently waived all future management fees. Through March 31, 2014, the General Partner has earned and waived management fees of $7.5 million, of which $144,000 related to the three months ended March 31, 2014.

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of March 31, 2014 were as follows (in thousands):

		Amount	Amount of
	Type	Outstanding	Collateral (1)
2010-1 Term Securitization	Term	$2,456	$6,346
2010-3 Term Securitization	Term	6,955	13,109
2011-1 Term Securitization	Term	11,475	11,673
		$20,886	$31,128

(1)	These borrowings are collateralized by specific leases and loans and restricted cash. As of March 31, 2014, approximately $23.7 million of leases and loans and $7.4 million of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

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

Covenants:  The Fund’s securitizations are serviced by an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer of the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The Fund is not, nor has been, delinquent on any payments owed to the noteholders.  The servicing agreements were amended to increase the cumulative net loss percentages as the portfolio has exceeded the allowed cumulative net loss amount.  In addition, the servicing agreements and the indentures on these facilities were amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  These events do not constitute events of default.  The portfolio has not been in compliance with the cumulative net loss percentage trigger level on the 2011-1 term securitization since October 31, 2013, of which the trustee, rating agency, and investors are aware.

Subordinated Notes Payable:  In addition to the above borrowings, LEAF Commercial Finance Fund, LLC (“LCFF”), a subsidiary of LEAF Funds JV2, has $9.3 million of 8.25% secured subordinated promissory notes (the “Notes”) outstanding, which are recourse only to LCFF.  The Notes were issued to private investors and require interest only payments until their maturity in February 2015. LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period.

Covenants:  The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test which LCFF is not in compliance with.  LCFF notified the Trustee and noteholders of this breach and is not, nor has been, delinquent on any payments of interest owed to the noteholders.  As a result, the noteholders have the right to declare an event of default, which to date has not occurred.  If the noteholders would declare an event of default they have various rights and remedies available to them including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  If the noteholders choose to repossess and sell LCFF’s assets, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses to the Fund.

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

Under the supervision of our General Partner’s chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, and as a result of the material weakness in our internal control over financial reporting discussed in “Remediation Plan for Material Weakness in Internal Control over Financial Reporting” below, our General Partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the period covered by this report.

Changes in Internal Control over Financial Reporting

We are in the process of implementing new procedures to strengthen our internal control over financial reporting as noted below in “Remediation Plan for Material Weakness in Internal Control over Financial Reporting.”  Other than these changes, there has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

Management has evaluated its internal control over financial reporting with respect to the valuation of our allowance for loan losses and has concluded that the deficiency associated with our misapplication of the terms of an agreement was due to insufficient review and constituted a material weakness in internal control over financial reporting.

Management has identified remedial steps that it is in the process of implementing with respect to this internal control weakness, as follows:

•	Management has corrected all errors and restated all previously reported amounts that were incorrect.

•	Management has reviewed our policies related to the valuation of our allowance for loan losses and properly applied the terms of all agreements used to value the collateral securing the loan held by our consolidated subsidiary.

•	Management has made changes to its review process to include a greater emphasis on non-recurring, unusual, or unique transactions.

Subject to the adequate passage of time to test the adequacy and effectiveness of the controls put into place during the quarter, management believes that the implementation of these new control processes and procedures will remediate the material weakness in its internal control over financial reporting, and as a result, its disclosure controls and procedures.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2014 and December 31, 2012; (ii) the Consolidated Statements of Operations for the three month periods ended March 31, 2014 and 2013; (iii) the Consolidated Statement of Changes in Partners’ (Deficit) Capital for the three months ended March 31, 2014; (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013; and, (v) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
Delaware Limited Partnership
	By:	LEAF Asset Management, LLC, its General Partner

May 16, 2014	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

May 16, 2014	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer