Form 10-Q
period 2014-06-30
LEAF Equipment Finance Fund 4, L.P.
filed 2014-08-13
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$200	$229
Restricted cash	1,008	8,147
Investment in leases and loans, net	14,937	32,494
Deferred financing costs, net	286	625
Other assets	113	50
Total assets	$16,544	$41,545

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Accounts payable, accrued expenses, and other liabilities	$826	$1,052
Due to affiliates	3,837	6,284
Debt	9,083	25,870
Subordinated notes payable	9,295	9,295
Total liabilities	23,041	42,501

Commitments and contingencies (Note 10)

Partners’ (Deficit) Capital:
General partner	(1,164)	(1,110)
Limited partners	(5,303)	67
Total partners' deficit	(6,467)	(1,043)
Noncontrolling interest	(30)	87
Total deficit	(6,497)	(956)
Total liabilities and deficit	$16,544	$41,545

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Interest on equipment financings	$345	$1,284	$913	$2,813
Rental income	26	126	64	281
Gains on sales of equipment and lease dispositions, net	68	198	173	348
Gain on extinguishment of subordinated note payable	–	16	–	16
Other income	69	108	157	246
	508	1,732	1,307	3,704

Expenses:
Interest expense	738	1,809	2,268	3,843
Depreciation on operating leases	12	54	25	102
Provision for credit losses	660	1,407	2,070	2,206
General and administrative expenses	200	228	480	500
Administrative expenses reimbursed to affiliate	26	147	96	329
	1,636	3,645	4,939	6,980
Net loss	(1,128)	(1,913)	(3,632)	(3,276)
Add: Net loss attributable to the noncontrolling interest	11	42	117	143
Net loss attributable to LEAF 4 partners	$(1,117)	$(1,871)	$(3,515)	$(3,133)
Net loss allocated to LEAF 4's limited partners	$(1,106)	$(1,852)	$(3,480)	$(3,102)
Weighted average number of limited partner units outstanding during the period	1,259,537	1,259,537	1,259,537	1,259,537
Net loss per weighted average limited partner unit	$(0.88)	$(1.47)	$(2.76)	$(2.46)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(In thousands, except unit data)
(Unaudited)

	General			Total	Non-
	Partner	Limited Partners		Partners’	Controlling	Total
	Amount	Units	Amount	Deficit	Interest	Deficit
Balance, at January 1, 2014	$(1,110)	1,259,537	$67	$(1,043)	$87	$(956)
Cash distributions paid	(19)	-	(1,890)	(1,909)	-	(1,909)
Net loss	(35)	-	(3,480)	(3,515)	(117)	(3,632)
Balance, June 30, 2014	$(1,164)	1,259,537	$(5,303)	$(6,467)	$(30)	$(6,497)

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,632)	$(3,276)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation on operating leases	25	102
Amortization of original issue discount on debt	780	1,031
Amortization of deferred charges	613	948
Provision for credit losses	2,070	2,206
Gains on sales of equipment and lease dispositions, net	(173)	(348)
Gain on extinguishment of subordinated note payable	–	(16)
Changes in operating assets and liabilities:
Other assets	(63)	–
Accounts payable, accrued expenses, and other liabilities	(226)	(467)
Due to affiliates	(2,447)	1,357
Net cash (used in) provided by operating activities	(3,053)	1,537

Cash flows from investing activities:
Proceeds from leases and loans	15,783	28,287
Purchases of leases and loans	(143)	–
Security deposits returned, net of collections	(279)	(324)
Net cash provided by investing activities	15,361	27,963

Cash flows from financing activities:
Decrease in restricted cash	7,139	1,494
Repayment of debt	(17,567)	(28,185)
Cash distributions to partners	(1,909)	(2,546)
Increase in deferred financing costs	–	(20)
Redemption of subordinated note payable	–	(44)
Net cash used in financing activities	(12,337)	(29,301)

(Decrease) increase in cash	(29)	199
Cash, beginning of period	229	38
Cash, end of period	$200	$237

Cash paid for interest	$901	$1,895

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
June 30, 2014
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

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2014, and the results of its operations and cash flows for the periods presented. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of results of the Fund’s operations for the entire fiscal year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on May 16, 2014.

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
June 30, 2014
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

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2014
(Unaudited)

Concentration of Credit Risk

As of June 30, 2014, 16% and 12% of the Fund’s leases and loans, based on the dollar amount of the blended net investment in leases and loans, were located in New York and California, respectively.  No other state accounted for more than 10% of the Fund’s leases and loans as of June 30, 2014.  Also, as of June 30, 2014, 53%, 21%, and 11% of the Fund’s leases and loans were in the services, retail trade, and finance/insurance/real estate types of business, respectively.  No other type of business accounted for more than 10% of the Fund’s leases and loans as of June 30, 2014.  In addition, no individual end user accounted for more than 10% of the Fund’s leases and loans as of June 30, 2014.

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes late fee income as fees are collected.  Late fee income was $58,000 and $142,000, respectively, for the three and six month periods ended June 30, 2014, and was $98,000 and $219,000, respectively, for the three and six month periods ending June 30, 2013.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30,	December 31,
	2014	2013
Direct financing leases (1)	$2,180	$6,908
Loans (2)	13,125	33,531
Operating leases	22	105
	15,327	40,544
Allowance for credit losses	(390)	(8,050)
	$14,937	$32,494

(1)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 180 months.
(2)	The interest rates on loans generally range from 5% to 18%.

The components of direct financing leases and loans are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$1,517	$14,690	$5,620	$35,227
Unearned income	(186)	(1,392)	(303)	(1,295)
Residuals, net of unearned residual income	893	-	1,676	-
Security deposits	(44)	(173)	(85)	(401)
	$2,180	$13,125	$6,908	$33,531

The Fund’s investment in operating leases consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Equipment	$290	$1,487
Accumulated depreciation	(268)	(1,382)
	$22	$105

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2014
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $390,000 and $8.1 million) as of June 30, 2014 and December 31, 2013, respectively (in thousands):

	June 30, 2014		December 31, 2013
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current (a)	$14,364	94%	$38,339	95%
Delinquent:
31 to 91 days past due	512	3%	1,351	3%
Greater than 91 days	451	3%	854	2%
	$15,327	100%	$40,544	100%

(a)	Included in this category are approximately $629,000 and $8.378 million as of June 30, 2014 and December 31, 2013, respectively, of certain loans which are systematically current but are on the cost recovery method due to continued uncertainty as to collectability of future payments. This secured loan obligation totals $629,000. The obligor of this loan is another finance company that is no longer operating. Collateral for the loan is a pool of loans to construction companies and developers. The Fund has been in the process of monetizing the underlying collateral for the loan via sale. The Fund has written the loan down to the net realizable value of the underlying collateral.

The Fund had $1.1 million and $9.2 million of leases and loans on nonaccrual status as of June 30, 2014 and December 31, 2013, respectively.  The credit quality of the Fund’s investment in leases and loans as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014	December 31, 2013
Performing	$14,247	$31,312
Nonperforming	1,080	9,232
	$15,327	$40,544

The Company’s investment in non-performing leases and loans as of June 30, 2014 and December 31, 2013 were collectively evaluated for impairment, except for certain asset backed loans that were individually evaluated for impairment (see above for more information).  The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Allowance for credit losses, beginning of period	$8,130	$6,420	$8,050	$8,920
Provision for credit losses	660	1,407	2,070	2,206
Charge-offs	(8,654)	(1,534)	(10,105)	(5,245)
Recoveries	254	127	375	539
Allowance for credit losses end of period	$390	$6,420	$390	$6,420

Allowance for credit losses:
Ending balance, individually evaluated for impairment	$–	$5,530	$–	$5,530
Ending balance, collectively evaluated for impairment	390	890	390	890
Balance, end of year	$390	$6,420	$390	$6,420

Recorded investment in leases and term loans: (b)
Ending balance, individually evaluated for impairment	$629	$9,237	$629	$9,237
Ending balance, collectively evaluated for impairment	14,698	52,030	14,698	52,030
Balance, end of year	$15,327	$61,267	$15,327	$61,267

(b)	Due to a 2012 adjustment, the investment in leases and loans was restated and reduced by $4.0 million from the previously reported amounts for the three and six months ended June 30, 2013.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2014
(Unaudited)

NOTE 5 – DEFERRED FINANCING COSTS

As of June 30, 2014 and December 31, 2013, deferred financing costs include $286,000 and $625,000, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated life of the related debt. Accumulated amortization as of June 30, 2014 and December 31, 2013 was $2.4 million, and $5.2 million, respectively.

NOTE 6 –DEBT

The Fund’s debt consists of the following (in thousands):

				December 31,
	June 30, 2014			2013
	Type	Outstanding Balance (1)	Interest rate per annum	Outstanding Balance
2010-1 Term Securitization	Term	$–	5.0%	$3,311
2010-3 Term Securitization	Term	–	3.5% to 5.5%	10,766
2011-1 Term Securitization	Term	9,749	1.7% to 5.5%	13,239
		$9,749		$27,316
Less: Unamortized Original Issue Discount		(666)		(1,446)
		$9,083		$25,870

(1)	These borrowings are collateralized by specific leases and loans and restricted cash. As of June 30, 2014, $8.8 million of leases and loans and $628,000 of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

Series 2010-1 Term Securitization.  In May 2010, three classes of asset-backed notes were issued (The “2010-1 Term Securitization”), one with an original maturity date of October 2016 and two with an original maturity date of September 2018, respectively.  The asset-backed notes totaled $92.7 million, bore interest at a fixed stated rate of 5%, and were issued at an original discount of $6.5 million.

Series 2010-3 Term Securitization.  In August 2010, five classes of asset-backed notes were issued (The “2010-3 Term Securitization”), one with an original maturity date of June 2016 and four with an original maturity date of February 2022, respectively.  The asset-backed notes totaled $171.4 million, bore interest at fixed stated rates ranging from 3.5% to 5.5%, and were issued at an original discount of $3.7 million.

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

Covenants:  The Fund’s securitization is serviced by an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer of the Fund’s portfolio does not comply with certain requirements, the noteholders have the right to replace the Servicer.  The Fund is not, nor has been, delinquent on any payments owed to the noteholders.  The servicing agreement was amended to increase the cumulative net loss percentage as the portfolio has exceeded the allowed cumulative net loss amount.  In addition, the servicing agreement and the indenture on this facility was amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  These events do not constitute events of default.  The portfolio has not been in compliance with the cumulative net loss percentage trigger level on the 2011-1 term securitization since October 31, 2013, of which the trustee, rating agency, and investors are aware.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2014
(Unaudited)

Debt Repayments:  Excluding $666,000 of remaining unamortized discount on the term securitizations, estimated annual principal payments on the Fund’s aggregate borrowings over the next five annual periods ended June 30, and thereafter, are as follows (in thousands):

June 30, 2015	$3,901
June 30, 2016	2,389
June 30, 2017	2,217
June 30, 2018	489
June 30, 2019	433
Thereafter	320
$9,749

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

There were no assets or liabilities measured at fair value at June 30, 2014 or December 31, 2013.

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

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2014
(Unaudited)

The methods used to estimate the fair value on bank debt that is not measured at fair value, the level within the fair value hierarchy that those fair value measurements are categorized, and the carrying value and fair value of the Fund’s debt at June 30, 2014 and December 31, 2013 is as follows:

		Fair Value Measurements Using					Liabilities
	Carrying Value	Level 1		Level 2	Level 3		At Fair Value
Debt, at June 30, 2014	$9,083	$	−	$7,086	$	−	$7,086
Debt, at December 31, 2013	$25,870	$	−	$24,094	$	−	$24,094

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

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Administrative expenses	$26	$147	$96	$329

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived management fees since August 2010.  The General Partner has waived management fees of approximately $199,000 and $342,000 for the three and six month periods ended June 30, 2014, respectively, and $7.7 million have been waived on a cumulative basis.

Due to Affiliates. Due to affiliates includes amounts owed to the General Partner and its affiliates for various items such as management fees, expense reimbursements, and the acquisition and management of equipment portfolios.  These amounts are expected to be repaid once the necessary funds are available.

Distributions. The General Partner owns a 1% general partner interest and 0.85% limited partner interest in the Fund. The General Partner was paid cash distributions of $19,000 and $16,000 for its general partner and limited partner interests, respectively, for the six months ended June 30, 2014 and $27,000 and $22,000 for its general partner and limited partner interests, respectively, for the six months ended June 30, 2013.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Fund has evaluated its June 30, 2014 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Index
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-Q, the words “believes,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in other documents filed with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

To date, limited partners have received total distributions ranging from approximately 21% to 30% of their original amount invested, depending upon when the investment was made.  As the cash flows and liquidity of the Fund could no longer support a 4% monthly distribution, beginning with the February 2014 distribution, received in March, monthly distributions were reduced to 3%.  Also, the April and May 2014 distributions, received in May and June respectively, were lowered to 2%.  Distributions for June 2014, received and July, and beyond will be lowered to 1% and continue for as long as the Fund can support them.  However, management is working to maximize the amount that can be distributed to limited partners in the future. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors, which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.  In order to reduce our ongoing cash requirements, the General Partner has waived management fees since August 2010.

Index
General Economic Overview

For the quarter ended June 30, 2014, U.S. economic activity showed overall slow but steady growth in many sectors of the economy especially in the small business sector.  The severe weather experienced in the first quarter of 2014 has had a lagging effect on economic performance but there are signs of a rebound in the second quarter 2014 performance.   With no changes in monetary policy from the Federal Reserve, and no legislative initiatives expected from the Congress until after the November 2014 election, the economy is expected to continue to grow at a slow pace through the remainder of 2014 barring international shocks from the Ukraine crisis, Iraq or similar events.  Some specific key economic indicators and reports that were released in the second quarter of 2014 that have specific relevance for small to medium size business performance are summarized below.  The indicators show overall positive trends. These indicators have especially important relevance to us as loans and leases to small to medium size businesses comprise the majority of our portfolio.

•	The Monthly Confidence Index reported by The Equipment Leasing & Finance Foundation for June 2014 was 61.4; down from 65.1 at the March 2014 report (over 50 is considered positive). The Monthly Confidence Index measures lease and finance company executive sentiment with respect to availability of capital, plans on hiring, and overall U.S. economic trends. While down slightly from the prior report the Index reflected the sentiment of the majority of the executives that business conditions will remain the same or improve over the next four months.
•	The National Association of Realtors reported in June 2014 that home prices increased in most of the country and were 5.1% higher than prior year levels. Additionally existing home sales rose 4.9% at an annual rate as compared to the prior month. These are important economic indicators because rising home prices generally contribute to an improvement in consumer sentiment which can drive consumer spending, the most important driver of economic growth.
•	On July 1, 2014 the Thomson Reuters/PayNet Small Business Lending Index which measures the volume of lending to small businesses showed an increase of 12 % as compared to the prior year period. Commentary in the report stated “The index has risen at double digit rates for three consecutive months signaling growing confidence among small companies and further GDP growth.”
•	The National Federation of Independent Business reported that its Small Business Optimism Index increased to 96.6 in June 2014. This is the highest level since September 2007 approaching the onset of the Great Recession. The Index measures ten different items including small business sentiment about business expansion, hiring, and sales trends.
•	The National Association of Credit Management Index (“CMI”) for June 2014 measured 56.1 which was higher than the 55.6 for the last quarter end but down from 56.8 in May 2014 (any number over 50 shows an economy in expansion). The factors comprising the CMI include activities like credit extended, credit approval rates, delinquencies and bankruptcies. The recent CMI numbers suggest a still sluggish but slowly growing economy. The CMI has remained over 50 for more than a year and CMI Index also noted an expansion in credit extended to business.
•	The June 2014 Institute of Supply Management reported its PMI Index on the manufacturing sector showed continued expansion, and the June 2014 PMI index of 53.7 (any number over 50 indicates growth) was at its highest level since May 2010.
•	The 2014 Equipment Leasing & Finance Foundation’s U.S. Economic Outlook update released in early July 2014 reported that the U.S. investment in equipment and software is expected to grow 2.6% in 2014 which is down from an initial forecast of 2.8% as a result of the sluggish first quarter weather related performance.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly which is positive for the small to medium size businesses that comprise the majority of our portfolio.

Index
Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Investment in leases and loans, net	$14,937	$32,494
Number of contracts	2,400	4,500
Number of individual end users (1)	2,200	4,100
Average original equipment cost	$79.6	$63.0
Average initial lease term (in months)	54	59
Average remaining lease term (in months)	18	16

States accounting for more than 10% of lease and loan portfolio:
New York	16%	29%
California	12%	9%

Types of assets accounting for more than 10% of lease and loan portfolio:
Medical equipment	42%	28%
Restaurant equipment	17%	15%
Asset-backed secured loans	6%	24%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	53%	42%
Retail trade	21%	17%
Finance/Insurance/Real Estate	11%	28%

(1)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user accounted for more than 5% of our portfolio.

Index
Portfolio Performance

The table below provides information about our commercial finance assets including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Six Months Ended June 30,
			Change
	2014	2013	$	%
		(restated) (a)

Investment in leases and loans before allowance for credit losses	$15,327	$61,267	$(45,940)	(75)%
Less: allowance for credit losses	(390)	(6,420)	6,030	(94)%
Investment in leases and loans, net	$14,937	$54,847	$(39,910)	(73)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$31,007	$76,132	$(45,125)	(59)%
Non-performing assets	$1,080	$10,702	$(9,622)	(90)%
Charge-offs, net of recoveries	$9,730	$4,706	$5,024	107%

As a percentage of finance receivables:
Allowance for credit losses	2.54%	10.48%
Non-performing assets	7.05%	17.47%

As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	31.38%	6.18%

(a)	Due to an adjustment to increase the provision for credit losses and reduce the investment in leases and loans and equity by $4.0 million, the gross and net investment in leases and loans, weighted average investment in direct financing leases and loans, and non-performing assets changed from the previously filed $65.2 million, $58.8 million, $80.1 million, and $14.7 million, respectively, which changed the previously filed percentages from 9.84%, 22.53%, and 1.76%, respectively.

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

We focus on financing equipment used by small to mid-sized businesses.  The lingering effects of the recent economic recession in the U.S. has adversely affected our operations in the form of higher charge-offs, net of recoveries.  These increased primarily due to certain non-performing loans that were written off because of continued uncertainty as to future collectability.  These loans were systematically current, but were on the cost recovery method due to collectability concerns.  Included in the non-performing assets is one secured loan obligation totaling $629,000.  The obligor of this loan is another finance company that is no longer operating.  Collateral for the loan is a pool of loans to construction companies and developers.  The Fund has been in the process of monetizing the underlying collateral for the loan via sale.  The Fund has written the loan down to the net realizable value of the underlying collateral.  However, due to the shrinking size of the portfolio, the investment in leases and loans, allowance for credit losses, and non-performing assets all decreased from the same period in the prior year.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through June 30, 2014.

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

Three months ended June 30, 2014 compared to three months ended June 30, 2013 (dollars in thousands):

			Increase (Decrease)
	2014	2013	$	%
Revenues:
Interest on equipment financings	$345	$1,284	$(939)	(73)%
Rental income	26	126	(100)	(79)%
Gains on sales of equipment and lease dispositions, net	68	198	(130)	(66)%
Gain on extinguishment of subordinated note payable	–	16	(16)	(100)%
Other income	69	108	(39)	(36)%
	508	1,732	(1,224)	(71)%
Expenses:
Interest expense	738	1,809	(1,071)	(59)%
Depreciation on operating leases	12	54	(42)	(78)%
Provision for credit losses	660	1,407	(747)	(53)%
General and administrative expenses	200	228	(28)	(12)%
Administrative expenses reimbursed to affiliate	26	147	(121)	(82)%
	1,636	3,645	(2,009)	(55)%
Net loss	(1,128)	(1,913)	785
Add: Net loss attributable to the noncontrolling interest	11	42	(31)
Net loss attributable to LEAF 4 partners	$(1,117)	$(1,871)	$754
Net loss allocated to LEAF 4's limited partners	$(1,106)	$(1,852)	$746

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $25.7 million for the three months ended June 30, 2014 as compared to $71.0 million for the three months ended June 30, 2013, a decrease of $45.3 million or 64%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•	Gains on sales of equipment and lease dispositions decreased $130,000 to $68,000 for the three months ended June 30, 2014 compared to a gain of $198,000 for the three months ended June 30, 2013. Gains and losses on sales of equipment may vary significantly from period to period.

•	Other income decreased $39,000 from $108,000 at June 30, 2013 to $69,000 at June 30, 2014. The decrease is primarily due to a reduction in late fee income which is a result of the decrease in our portfolio.

Index
The decrease in total expenses was primarily a result of the following:

•	A decrease in interest due to a decrease in our average debt outstanding. Average borrowings for the three months ended June 30, 2014 and 2013 were $12.2 million and $52.4 million, respectively. The interest expense reduction was primarily driven by the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation on operating leases due to a decrease in the size of our portfolio.

•	A decrease in our provision for credit losses principally reflects the decrease in our equipment financing portfolio and the diminishing impact of the recession.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the reduction in the size of our portfolio.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended June 30, 2014 and 2013 was $0.88 and $1.47, respectively, based on a weighted average number of limited partner units outstanding of 1,259,537 each period.

Six months ended June 30, 2014 compared to six months ended June 30, 2013 (dollars in thousands):

			Increase (Decrease)
	2014	2013	$	%
Revenues:
Interest on equipment financings	$913	$2,813	$(1,900)	(68)%
Rental income	64	281	(217)	(77)%
Gains on sales of equipment and lease dispositions, net	173	348	(175)	(50)%
Gain on extinguishment of subordinated note payable	–	16	(16)	(100)%
Other income	157	246	(89)	(36)%
	1,307	3,704	(2,397)	(65)%
Expenses:
Interest expense	2,268	3,843	(1,575)	(41)%
Depreciation on operating leases	25	102	(77)	(75)%
Provision for credit losses	2,070	2,206	(136)	(6)%
General and administrative expenses	480	500	(20)	(4)%
Administrative expenses reimbursed to affiliate	96	329	(233)	(71)%
	4,939	6,980	(2,041)	(29)%
Net loss	(3,632)	(3,276)	(356)
Add: Net loss attributable to the noncontrolling interest	117	143	(26)
Net loss attributable to LEAF 4 partners	$(3,515)	$(3,133)	$(382)
Net loss allocated to LEAF 4's limited partners	$(3,480)	$(3,102)	$(378)

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $31.0 million for the six months ended June 30, 2014 as compared to $76.1 million for the six months ended June 30, 2013, a decrease of $45.1 million or 59%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•	Gains on sales of equipment and lease dispositions decreased $175,000 to $173,000 for the six months ended June 30, 2014 compared to a gain of $348,000 for the six months ended June 30, 2013. Gains and losses on sales of equipment may vary significantly from period to period.

•	Other income decreased $89,000 from $246,000 for the six months ended June 30, 2013 to $157,000 for the six months ended June 30, 2014. The decrease is primarily due to a reduction in late fee income which is a result of the decrease in our portfolio.

Index
The decrease in total expenses was primarily a result of the following:

•	A decrease in interest due to a decrease in our average debt outstanding. Average borrowings for the six months ended June 30, 2014 and 2013 were $17.6 million and $59.3 million, respectively. The interest expense reduction was primarily driven by the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation on operating leases due to a decrease in the size of our portfolio.

•	A decrease in our provision for credit losses is principally due to a decrease of our equipment financing portfolio.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the reduction in the size of our portfolio.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the six months ended June 30, 2014 and 2013 was $2.76 and $2.46, respectively, based on a weighted average number of limited partner units outstanding of 1,259,537 each period.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements, in addition to normal operating expenses are for debt service, investments in leases and loans, and distributions to our partners.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash (used in) provided by operating activities	$(3,053)	$1,537
Net cash provided by investing activities	15,361	27,963
Net cash used in financing activities	(12,337)	(29,301)
(Decrease) increase in cash	$(29)	$199

Cash decreased by $29,000 due to net proceeds from our investments in leases and loans of $15.361 million and a reduction in our restricted cash of $7.139 million, offset by cash used in operating activities of $3.053 million, debt repayments of $17.567 million, and distributions to our partners of $1.909 million.

Partner’s distributions paid for the six months ended June 30, 2014 and June 30, 2013 were $1.9 million and $2.5 million, respectively, each period. Cumulative partner distributions paid from our inception to June 30, 2014 were approximately $32.2 million.  To date, limited partners have received total distributions of approximately 26% of their original amount invested, depending upon when the investment was made.  As the cash flows and liquidity of the Fund could no longer support a 4% monthly distribution, beginning with the February 2014 distribution, received in March, monthly distributions were reduced to 3%.  Also, the April and May 2014 distributions, received in May and June respectively, were lowered to 2%.  Distributions for June 2014, received and July, and beyond will be lowered to 1% and continue for as long as the Fund can support them.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principle payments on our debt facilities required per our agreements, and prevailing economic conditions.  The terms of our current debt facilities are structured to use excess cash to accelerate the repayment of debt.  This results in paying less interest expense over time, but also limits available cash to make monthly distributions to the partners.  The terms of our current debt facilities coupled with continued higher than expected lease and loan defaults, caused by a slow economic recovery could impact our ability to make monthly cash distributions to our limited partners.

Our General Partner has waived management fees since August 2010.  Through June 30, 2014, the General Partner has waived management fees of $7.7 million, of which $342,000 related to the six months ended June 30, 2014.

Index
Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced.  Borrowings outstanding under our debt facilities as of June 30, 2014 were as follows (in thousands):

		Amount	Amount of
	Type	Outstanding	Collateral (1)
2011-1 Term Securitization	Term	$9,083	$9,435

(1)	This borrowing is collateralized by specific leases and loans and restricted cash. As of June 30, 2014, $8.8 million of leases and loans and $628,000 of restricted cash were pledged as collateral under the Fund’s term securitization. Recourse under this securitization is limited to the amount of collateral pledged.

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

Subordinated Notes Payable:  In addition to the above borrowing, LEAF Commercial Finance Fund, LLC (“LCFF”), a subsidiary of LEAF Funds JV2, has $9.3 million of 8.25% secured subordinated promissory notes (the “Notes”) outstanding, which are recourse only to LCFF.  The Notes were issued to private investors and require interest only payments until their maturity in February 2015.  LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period.

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

Under the supervision of our General Partner’s chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level discussed above.

Changes in Internal Control over Financial Reporting

We have implemented new procedures to strengthen our internal control over financial reporting as noted below in “Remediation of Material Weakness in Internal Control over Financial Reporting.”  Other than these changes, there has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting

As part of the evaluation of our internal control over financial reporting with respect to the valuation of our allowance for loan losses, management previously concluded that there was a deficiency associated with our misapplication of the terms of an agreement that was due to insufficient review and that constituted a material weakness in internal control over financial reporting.

Management identified remedial steps that were implemented during the quarter with respect to this internal control weakness, as follows:

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

After testing the adequacy and effectiveness of the controls put into place during the quarter, management has concluded that the implementation of these new control processes and procedures has remediated the material weakness in its internal control over financial reporting, and as a result, its disclosure controls and procedures.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) the Consolidated Statements of Operations for the three and six month periods ended June 30, 2014 and 2013; (iii) the Consolidated Statement of Changes in Partners’ (Deficit) Capital for the six months ended June 30, 2014; (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013; and, (v) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
Delaware Limited Partnership
	By:	LEAF Asset Management, LLC, its General Partner

August 13, 2014	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

August 13, 2014	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer