Form 10-Q
period 2014-09-30
LEAF Equipment Finance Fund 4, L.P.
filed 2014-11-12
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$210	$229
Restricted cash	550	8,147
Investment in leases and loans, net	11,780	32,494
Deferred financing costs, net	214	625
Other assets	9	50
Total assets	$12,763	$41,545

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	$7,974	$25,870
Promissory notes payable	9,295	9,295
Accounts payable, accrued expenses, and other liabilities	656	1,052
Due to affiliates	2,711	6,284
Total liabilities	20,636	42,501

Commitments and contingencies (Note 10)

Partners’ (Deficit) Capital:
General partner	(1,178)	(1,110)
Limited partners	(6,640)	67
Total partners' deficit	(7,818)	(1,043)
Noncontrolling interest	(55)	87
Total deficit	(7,873)	(956)
Total liabilities and deficit	$12,763	$41,545

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Interest on equipment financings	$323	$783	$1,236	$3,596
Rental income	12	105	75	386
Gains (losses) on sales of equipment and lease dispositions, net	(35)	99	138	447
Gain on extinguishment of promissory notes payable	‒	‒	‒	16
Other income	23	124	180	370
	323	1,111	1,629	4,815

Expenses:
Interest expense	543	1,554	2,811	5,397
Depreciation from operating leases	1	51	26	153
Provision for credit losses	728	2,775	2,798	4,982
General and administrative expenses	86	103	566	603
Administrative expenses reimbursed to affiliate	22	115	118	444
	1,380	4,598	6,319	11,579
Net loss	(1,057)	(3,487)	(4,690)	(6,764)
Less: Net loss attributable to the noncontrolling interest	26	23	142	166
Net loss attributable to LEAF 4 partners	$(1,031)	$(3,464)	$(4,548)	$(6,598)
Net loss allocated to LEAF 4's limited partners	$(1,021)	$(3,429)	$(4,503)	$(6,532)
Weighted average number of limited partner units outstanding during the period	1,259,537	1,259,537	1,259,537	1,259,537
Net loss per weighted average limited partner unit	$(0.81)	$(2.72)	$(3.58)	$(5.19)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(In thousands, except unit data)
(Unaudited)

	General			Total	Non-
	Partner	Limited Partners		Partners’	Controlling	Total
	Amount	Units	Amount	Deficit	Interest	Deficit
Balance, at January 1, 2014	$(1,110)	1,259,537	$67	$(1,043)	$87	$(956)
Cash distributions paid	(23)	-	(2,204)	(2,227)	-	(2,227)
Net loss	(45)	-	(4,503)	(4,548)	(142)	(4,690)
Balance, September 30, 2014	$(1,178)	1,259,537	$(6,640)	$(7,818)	$(55)	$(7,873)

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,690)	$(6,764)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation from operating leases	26	153
Amortization of deferred financing costs	734	1,367
Amortization of original issue discount on debt	884	1,425
Provision for credit losses	2,798	4,982
Gains on sales of equipment and lease dispositions, net	(138)	(447)
Gain on extinguishment of promissory notes payable	–	(16)
Changes in operating assets and liabilities:
Other assets	41	(33)
Accounts payable, accrued expenses, and other liabilities	(396)	(592)
Due to affiliates	(3,573)	2,549
Net cash (used in) provided by operating activities	(4,314)	2,624

Cash flows from investing activities:
Proceeds from leases and loans	18,176	39,156
Repurchases of leases and loans	(143)	–
Security deposits returned	(328)	(565)
Net cash provided by investing activities	17,705	38,591

Cash flows from financing activities:
Decrease in restricted cash	7,597	1,853
Repayment of debt	(18,780)	(39,008)
Cash distributions to partners	(2,227)	(3,817)
Deferred financing costs incurred	–	(20)
Redemption of promissory notes payable	–	(44)
Net cash used in financing activities	(13,410)	(41,036)

(Decrease) increase in cash	(19)	179
Cash, beginning of period	229	38
Cash, end of period	$210	$217

Cash paid for interest	$1,215	$2,651

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30, 2014
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

The Fund is expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period, and a subsequent liquidation period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the liquidation period, the Fund expects to continue to return capital to its partners as those leases and loans mature. All of the Fund’s leases and loans mature by the end of 2032. The Fund entered its liquidation period in October 2014, and accordingly, is prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”). Contractually, the Fund will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Partnership Agreement.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary LEAF Receivables Funding 4, LLC.  The consolidated financial statements also include LEAF Funding, LLC (“LEAF Funds JV1”) and its wholly-owned subsidiaries LEAF Capital Funding III, LLC and LEAF Receivables Funding 2, LLC.  In addition, the consolidated financial statements include LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”) and its subsidiaries LEAF Commercial Finance Fund, LLC (“LCFF”) and LEAF Receivables Funding 6, LLC.  The Fund maintains a 96% and 98% ownership interest in LEAF Funds JV1 and LEAF Funds JV2, respectively.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of September 30, 2014, and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the Fund’s operating results for the entire fiscal year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on May 16, 2014.

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
September 30, 2014
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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries.  In evaluating historic performance of the Fund’s leases and loans, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off unless individually reviewed for impairment.  In an individual review for impairment, the Fund considers the loans performance, probability of repayment, and general and local economic conditions when assessing whether impairment is necessary.  Substantially all of the Fund’s leases and loans evaluated for impairment on an individual basis include an analysis of the market values of underlying collateral values, as adjusted for estimated selling and other closing costs.  The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.  Generally, past due accounts are referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment or other assets through third parties.

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

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2014
(Unaudited)

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes fee income as fees are collected.  Late fee income was $14,000 and $156,000, respectively, for the three and nine month periods ended September 30, 2014, and was $114,000 and $332,000, respectively, for the three and nine month periods ending September 30, 2013.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Direct financing leases (1)	$1,505	$6,908
Loans (2)	10,657	33,531
Operating leases	18	105
	12,180	40,544
Allowance for credit losses	(400)	(8,050)
	$11,780	$32,494

(1)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 180 months.
(2)	The interest rates on loans generally range from 5% to 18%.

The components of direct financing leases and loans are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Leases	Loans	Leases	Loans
Total future minimum contractual payments	$1,268	$11,967	$5,620	$35,227
Unearned income	(159)	(1,177)	(303)	(1,295)
Residuals, net of unearned residual income	433	-	1,676	-
Security deposits	(37)	(133)	(85)	(401)
	$1,505	$10,657	$6,908	$33,531

The Fund’s investment in operating leases consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Equipment on operating leases	$212	$1,487
Accumulated depreciation	(194)	(1,382)
	$18	$105

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2014
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND ASSET QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $400,000 and $8.1 million) as of September 30, 2014 and December 31, 2013, respectively (in thousands):

	September 30, 2014		December 31, 2013
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current (a)	$11,072	91%	$38,339	95%
Delinquent:
31 to 91 days past due	715	6%	1,351	3%
Greater than 91 days	393	3%	854	2%
	$12,180	100%	$40,544	100%

(a)
Included in this category, as of December 31, 2013, are approximately $8.378 million of certain loans which are systematically current but are on the cost recovery method due to continued uncertainty as to collectability of future payments.

The Fund had $393,000 and $9.2 million of leases and loans on nonaccrual status as of September 30, 2014 and December 31, 2013, respectively.  The credit quality of the Fund’s investment in leases and loans as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
Performing	$11,787	$31,312
Nonperforming	393	9,232
	$12,180	$40,544

The Company’s investment in non-performing leases and loans as of September 30, 2014 was collectively evaluated for impairment, except for certain asset-backed loans that were individually evaluated for impairment.  The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Allowance for credit losses, beginning of period	$390	$6,420	$8,050	$8,920
Provision for credit losses	728	2,775	2,798	4,982
Charge-offs	(804)	(2,319)	(10,909)	(7,565)
Recoveries	86	754	461	1,293
Allowance for credit losses, end of period	$400	$7,630	$400	$7,630

Allowance for credit losses:
Ending balance, individually evaluated for impairment	$–	$7,030	$–	$7,030
Ending balance, collectively evaluated for impairment	400	600	400	600
Balance, end of year	$400	$7,630	$400	$7,630

Recorded investment in leases and term loans: (b)
Ending balance, individually evaluated for impairment	$–	$8,388	$–	$8,388
Ending balance, collectively evaluated for impairment	12,180	40,478	12,180	40,478
Balance, end of year	$12,180	$48,866	$12,180	$48,866

(b)
Due to a 2012 adjustment, the investment in leases and loans individually evaluated for impairment and the corresponding total were restated and reduced by $4.0 million from the previously reported amounts for the three and nine months ended September 30, 2013.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2014
(Unaudited)

NOTE 5 – DEFERRED FINANCING COSTS

As of September 30, 2014 and December 31, 2013, deferred financing costs include $214,000 and $625,000, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated life of the related debt. Accumulated amortization as of September 30, 2014 and December 31, 2013 was $2.5 million, and $5.2 million, respectively.

NOTE 6 –DEBT

The Fund’s debt consists of the following (in thousands):

	As of September 30, 2014			December 31, 2013
	Type	Outstanding Balance (1)	Interest rate per annum	Outstanding Balance
2010-1 Term Securitization	Term	$–	–	$3,311
2010-3 Term Securitization	Term	–	–	10,766
2011-1 Term Securitization	Term	8,536	5.00% to 5.50%	13,239
		$8,536		$27,316
Less: Unamortized Original Issue Discount		(562)		(1,446)
		$7,974		$25,870

(1)
These borrowings are collateralized by specific leases and loans and restricted cash.  As of September 30, 2014, $7.7 million of leases and loans and $550,000 of restricted cash were pledged as collateral under the Fund’s term securitizations.  Recourse under these securitizations is limited to the amount of collateral pledged.

2010-1 Term Securitization.  In May 2010, LEAF Funding, LLC’s subsidiary LEAF Receivables Funding 2, LLC issued three classes of asset-backed notes (The “2010-1 Term Securitization”), one with a stated maturity date of October 2016 and two with a stated maturity date of September 2018.  The notes totaled approximately $92.7 million, bore interest at a fixed stated rate of 5%, and were issued at an original discount of approximately $6.5 million.

2010-3 Term Securitization.  In August 2010, LEAF Receivables Funding 4, LLC issued five classes of asset-backed notes (The “2010-3 Term Securitization”), one with a stated maturity date of June 2016 and four with a stated maturity date of February 2022.  The notes totaled approximately $171.4 million, bore interest at fixed stated rates ranging from 3.45% to 5.50%, and were issued at an original discount of approximately $3.7 million.

In April 2014, the Company sold a pool of leases with a net investment of approximately $5.7 million to a third party for proceeds totaling approximately $5.9 million.  A portion of the proceeds from the sale were used to pay off in full the 2010-1 and 2010-3 Term Securitizations prior to their stated maturity dates.

2011-1 Term Securitization.  In January 2011, LCFF’s subsidiary LEAF Receivables Funding 6, LLC issued six classes of asset-backed notes (The “2011-1 Term Securitization”), one with a stated maturity date of December 2018 and five with a stated maturity date of December 2023.  The notes totaled approximately $96.0 million, bear interest at fixed stated rates ranging from 1.70% to 5.50%, and were issued at an original discount of approximately $6.2 million.  As of September 30, 2014, the first three classes of notes have been paid off in full prior to their stated maturity dates.

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

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2014
(Unaudited)

Debt Repayments:  Estimated annual principal payments (gross of unamortized original issue discount of $562,000 at September 30, 2014) on the Fund’s aggregate borrowings over the next five annual periods ended September 30, and thereafter, are as follows (in thousands):

September 30, 2015	$3,511
September 30, 2016	2,087
September 30, 2017	1,874
September 30, 2018	570
September 30, 2019	229
Thereafter	265
$8,536

NOTE 7 – PROMISSORY NOTES PAYABLE

LCFF offered 8.25% secured recourse promissory notes (the “Notes”) to private investors.  The offering closed in February 2009 and raised approximately $9.4 million, of which about $9.3 million was outstanding as of September 30, 2014.  The Notes have a six-year term, require interest only payments until their maturity in February 2015, and are subordinated to the Fund’s bank debt.  LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period. The Notes are recourse to LCFF only and are collateralized by net assets of approximately $1.4 million plus future recoveries of previously written off accounts.

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

There were no assets or liabilities measured at fair value at September 30, 2014 or December 31, 2013.

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

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2014
(Unaudited)

The methods used to estimate the fair value on bank debt that is not measured at fair value, the level within the fair value hierarchy that those fair value measurements are categorized, and the carrying value and fair value of the Fund’s debt at September 30, 2014 and December 31, 2013 is as follows:

		Fair Value Measurements Using					Liabilities
	Carrying Value	Level 1		Level 2	Level 3		At Fair Value
Debt, at September 30, 2014	$7,974	$	−	$6,459	$	−	$6,459
Debt, at December 31, 2013	$25,870	$	−	$24,094	$	−	$24,094

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

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Administrative expenses	$22	$115	$118	$444

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived management fees since August 2010.  The General Partner has waived management fees of approximately $55,000 and $397,000 for the three and nine month periods ended September 30, 2014, respectively, and approximately $7.8 million have been waived on a cumulative basis.

Due to Affiliates. Due to affiliates includes amounts owed to the General Partner and its affiliates for various items such as management fees, expense reimbursements, and the acquisition and management of equipment portfolios.  These amounts were advanced with the expectation of repayment.

Distributions. The General Partner owns a 1% general partner interest and 0.85% limited partner interest in the Fund. The General Partner was paid cash distributions of $23,000 and $19,000 for its general partner and limited partner interests, respectively, for the nine months ended September 30, 2014 and $38,000 and $32,000 for its general partner and limited partner interests, respectively, for the nine months ended September 30, 2013.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Fund has evaluated its September 30, 2014 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

We expect to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period, and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans during the liquidation period, we expect to continue to return capital to our partners as those leases and loans mature. All of our leases and loans mature by the end of 2032. We entered our liquidation period in October 2014, and accordingly, are prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”). Contractually, we will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Partnership Agreement.

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

To date, limited partners have received total distributions ranging from approximately 21% to 30% of their original amount invested, depending upon when the investment was made.  As the cash flows and liquidity of the Fund could no longer support a 4% monthly distribution, beginning with the February 2014 distribution, received in March, monthly distributions were reduced to 3%.  Also, the April and May 2014 distributions, received in May and June respectively, were lowered to 2%.  Distributions for June 2014, received in July, were lowered to 1% and will continue for as long as the Fund can support them.  However, management is working to maximize the amount that can be distributed to limited partners in the future.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors, which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.  In order to reduce our ongoing cash requirements, the General Partner has waived management fees since August 2010.

Index
General Economic Overview

For the quarter ended September 30, 2014, U.S. economic activity demonstrated a continuation of the slow but steady growth following the weather-related contraction in the first quarter of 2014.  Most sectors of the economy, including the small business sector, showed improvement.  Congress passed a continuing resolution in September 2014 to fund the government through December 11, 2014, and no legislative initiatives are expected from Congress until after the November 2014 election.  This provides some short-term relief from the uncertainty surrounding government policy.  The Federal Reserve continued its quantitative easing program and did not signal any imminent changes to the interest rate environment.  At the same time, the emergence of international crises in Ukraine, unrest in Hong Kong, the rise of ISIS, and the spreading of the Ebola virus have had a dampening effect on economic enthusiasm due to the uncertainty of fallout from these events.

Some specific key economic indicators and reports that were released in the third quarter of 2014 that have specific relevance for small to medium size business performance are summarized below.  The indicators show overall positive trends. These indicators have especially important relevance to us as loans and leases to small to medium size businesses comprise the majority of our portfolio.

•
The Monthly Confidence Index reported by The Equipment Leasing & Finance Foundation for September 2014 was 60.2, an increase from 58.9 at the August 2014 Index. Any Index over 50 indicates a positive outlook for future business conditions. The Monthly Confidence Index measures lease and finance company executive sentiment with respect to availability of capital, plans on hiring, and overall U.S. economic trends. The September 2014 Index reflected the sentiment of the majority of the executives surveyed that business conditions will remain the same or improve over the next four months.

•
The National Association of Realtors reported in September 2014 that existing home sales and pending home sales both declined slightly from the prior month but still remained at a strong level as compared to prior periods.  Home sales for the remainder of 2014 are expected to be strong due to improved inventory conditions. These housing statistics are important economic indicators because rising home sales generally contribute to an improvement in consumer sentiment which can spur consumer spending, the most important driver of economic growth.

•
On October 1, 2014 the Thomson Reuters/PayNet Small Business Lending Index which measures the volume of lending to small businesses showed a decline of 10% as compared to the prior year period.  Commentary in the report stated “the data tells us small business are making measured investment.  This measured investment with low credit risk helps extend the low risk expansion phase of this economic cycle.”

•
The National Federation of Independent Business reported that its Small Business Optimism Index as reported in September 2014 increased to 96.1 which was 0.4 higher than the previous month’s report. While the Index is still below the pre-recession high, it has been showing steady progress and points to economic growth of about 2% for the year. The Index measures ten different items including small business sentiment about business expansion, hiring, and sales trends.

•
The National Association of Credit Management Index (“CMI”) for September 2014 measured 54.9 which was down from the 55.6 from the prior month.  Any number over 50 shows an economy in expansion. The factors comprising the CMI include activities like credit extended, credit approval rates, delinquencies and bankruptcies. The recent CMI numbers suggest a still sluggish but slowly growing economy. The CMI has remained over 50 for more than a year.

•
The September 2014 Institute of Supply Management reported its PMI Index on the manufacturing sector showed continued expansion,  and the September 2014 PMI index of 56.6 (any number over 50 indicates growth) reflected expansion of the manufacturing sector for the 16th consecutive month.  The PMI Index covers 18 manufacturing industries, and 15 of those industries reported growth in September 2014.

•
The 2014 Equipment Leasing & Finance Foundation’s Q4 U.S. Economic Outlook update released in early October 2014 projects full year 2014 economic growth to be 2.2% which is down from an initial forecast of 2.8% as a result of the sluggish first quarter weather related performance.  Overall 2014 shipments of durable goods are expected to show 5.5% growth.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly which is positive for the small to medium size businesses that comprise the majority of our portfolio.

Index
Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Investment in leases and loans, net	$11,780	$32,494

Active contracts: (a)
Number of contracts	451	2,644
Number of individual end users (b)	439	2,443
Average original equipment cost	$91.2	$47.4
Average initial lease term (in months)	101	80
Average remaining lease term (in months)	26	18

States accounting for more than 10% of lease and loan portfolio:
New York	12%	29%
California	11%	9%
Texas	11%	9%

Types of assets accounting for more than 10% of lease and loan portfolio:
Medical equipment	47%	28%
Restaurant equipment	18%	15%
Asset-backed secured loans	1%	24%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	59%	42%
Retail trade	22%	17%
Finance/Insurance/Real Estate	5%	28%

(a)
The December 31, 2013 amounts reported in this section have been restated from the previously reported amounts due to a change in methodology that occurred during the third quarter of 2014 to only include active contracts into these amounts.

(b)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user accounted for more than 5% of our portfolio.

Index
Portfolio Performance

The table below provides information about our commercial finance assets including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Nine Months Ended September 30,
			Change
	2014	2013	$	%
		(restated)(a)

Investment in leases and loans before allowance for credit losses	$12,180	$48,866	$(36,686)	(75)%
Less: allowance for credit losses	(400)	(7,630)	7,230	(95)%
Investment in leases and loans, net	$11,780	$41,236	$(29,456)	(71)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$25,228	$69,097	$(43,869)	(63)%
Non-performing assets	$393	$8,853	$(8,460)	(96)%
Charge-offs, net of recoveries	$10,448	$6,272	$4,176	67%
As a percentage of finance receivables:
Allowance for credit losses	3.28%	15.61%
Non-performing assets	3.23%	18.12%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	41.41%	9.08%

(a)
Due to an adjustment to increase the provision for credit losses and reduce the investment in leases and loans and equity by $4.0 million, the gross and net investment in leases and loans, weighted average investment in direct financing leases and loans, and non-performing assets changed from the previously filed $52.9 million, $45.2 million, $73.1 million, and $12.9 million, respectively, which changed the previously filed percentages from 14.43%, 24.31%, and 8.58%, respectively.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through September 30, 2014.

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

Three months ended September 30, 2014 compared to three months ended September 30, 2013 (dollars in thousands):

			Increase (Decrease)
	2014	2013	$	%
Revenues:
Interest on equipment financings	$323	$783	$(460)	(59)%
Rental income	12	105	(93)	(89)%
Gains (losses) on sales of equipment and lease dispositions, net	(35)	99	(134)	(135)%
Other income	23	124	(101)	(81)%
	323	1,111	(788)	(71)%
Expenses:
Interest expense	543	1,554	(1,011)	(65)%
Depreciation from operating leases	1	51	(50)	(98)%
Provision for credit losses	728	2,775	(2,047)	(74)%
General and administrative expenses	86	103	(17)	(17)%
Administrative expenses reimbursed to affiliate	22	115	(93)	(81)%
	1,380	4,598	(3,218)	(70)%
Net loss	(1,057)	(3,487)	2,430
Less: Net loss attributable to the noncontrolling interest	26	23	3
Net loss attributable to LEAF 4 partners	$(1,031)	$(3,464)	$2,433
Net loss allocated to LEAF 4's limited partners	$(1,021)	$(3,429)	$2,409

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $13.9 million for the three months ended September 30, 2014 as compared to $55.2 million for the three months ended September 30, 2013, a decrease of $41.3 million or 75%.  As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•
Gains (losses) on sales of equipment and lease dispositions decreased $134,000 to a loss of $35,000 for the three months ended September 30, 2014 compared to a gain of $99,000 for the three months ended September 30, 2013.  Gains and losses on sales of equipment may vary significantly from period to period.

•
Other income decreased $101,000 from $124,000 at September 30, 2013 to $23,000 at September 30, 2014.  The decrease is primarily due to a reduction in late fee income which is a result of the decrease in our portfolio.

Index
The decrease in total expenses was primarily a result of the following:

•
A decrease in interest expense due to a decline in our average debt outstanding.  Average borrowings for the three months ended September 30, 2014 and 2013 were $8.5 million and $40.8 million, respectively. The interest expense reduction was primarily driven by the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation from operating leases due to a decrease in the size of our portfolio.

•	A decrease in our provision for credit losses principally reflects the decrease in our equipment financing portfolio and the diminishing impact of the recession.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the reduction in the size of our portfolio.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended September 30, 2014 and 2013 was $0.81 and $2.72, respectively, based on a weighted average number of limited partner units outstanding of 1,259,537 each period.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013 (dollars in thousands):

			Increase (Decrease)
	2014	2013	$	%
Revenues:
Interest on equipment financings	$1,236	$3,596	$(2,360)	(66)%
Rental income	75	386	(311)	(81)%
Gains on sales of equipment and lease dispositions, net	138	447	(309)	(69)%
Gain on extinguishment of promissory notes payable	‒	16	(16)	(100)%
Other income	180	370	(190)	(51)%
	1,629	4,815	(3,186)	(66)%
Expenses:
Interest expense	2,811	5,397	(2,586)	(48)%
Depreciation from operating leases	26	153	(127)	(83)%
Provision for credit losses	2,798	4,982	(2,184)	(44)%
General and administrative expenses	566	603	(37)	(6)%
Administrative expenses reimbursed to affiliate	118	444	(326)	(73)%
	6,319	11,579	(5,260)	(45)%
Net loss	(4,690)	(6,764)	2,074
Less: Net loss attributable to the noncontrolling interest	142	166	(24)
Net loss attributable to LEAF 4 partners	$(4,548)	$(6,598)	$2,050
Net loss allocated to LEAF 4's limited partners	$(4,503)	$(6,532)	$2,030

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $25.2 million for the nine months ended September 30, 2014 as compared to $69.1 million for the nine months ended September 30, 2013, a decrease of $43.9 million or 64%.  As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•
Gains on sales of equipment and lease dispositions decreased $309,000 to $138,000 for the nine months ended September 30, 2014 compared to a gain of $447,000 for the nine months ended September 30, 2013.  Gains and losses on sales of equipment may vary significantly from period to period.

•
Other income decreased $190,000 from $370,000 for the nine months ended September 30, 2013 to $180,000 for the nine months ended September 30, 2014.  The decrease is primarily due to a reduction in late fee income which is a result of the decrease in our portfolio.

Index
The decrease in total expenses was primarily a result of the following:

•
A decrease in interest expense due to a decline in our average debt outstanding.  Average borrowings for the nine months ended September 30, 2014 and 2013 were $14.5 million and $53.1 million, respectively. The interest expense reduction was primarily driven by the reduction in the size of our portfolio of leases and loans.

•	A decrease in depreciation from operating leases due to a decrease in the size of our portfolio.

•	A decrease in our provision for credit losses is principally due to a decrease of our equipment financing portfolio.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the reduction in the size of our portfolio.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the nine months ended September 30, 2014 and 2013 was $3.58 and $5.19, respectively, based on a weighted average number of limited partner units outstanding of 1,259,537 each period.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements, in addition to normal operating expenses, are for debt service, investments in leases and loans, and distributions to our partners.  We entered our liquidation period in October 2014, and accordingly, are prohibited from acquiring additional leases and loans under the Partnership Agreement.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash (used in) provided by operating activities	$(4,314)	$2,624
Net cash provided by investing activities	17,705	38,591
Net cash used in financing activities	(13,410)	(41,036)
(Decrease) increase in cash	$(19)	$179

Cash decreased by $19,000 due to net proceeds from our investments in leases and loans of $17.705 million and a reduction in our restricted cash of $7.597 million, offset by cash used in operating activities of $4.314 million, debt repayments of $18.780 million, and distributions to our partners of $2.227 million.

Partner’s distributions paid for the nine months ended September 30, 2014 and September 30, 2013 were $2.2 million and $3.8 million, respectively, each period. Cumulative partner distributions paid from our inception to September 30, 2014 were approximately $32.5 million.  To date, limited partners have received total distributions of approximately 26% of their original amount invested, depending upon when the investment was made.  As the cash flows and liquidity of the Fund could no longer support a 4% monthly distribution, beginning with the February 2014 distribution, received in March, monthly distributions were reduced to 3%.  Also, the April and May 2014 distributions, received in May and June respectively, were lowered to 2%.  Distributions for June 2014, received in July, were lowered to 1% and will continue for as long as the Fund can support them.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principle payments on our debt facilities required per our agreements, and prevailing economic conditions.  The terms of our current debt facilities are structured to use excess cash to accelerate the repayment of debt.  This results in paying less interest expense over time, but also limits available cash to make monthly distributions to the partners.  The terms of our current debt facilities coupled with continued higher than expected lease and loan defaults, caused by a slow economic recovery could impact our ability to make monthly cash distributions to our limited partners.

Our General Partner has waived management fees since August 2010.  Through September 30, 2014, the General Partner has waived management fees of approximately $7.8 million, of which approximately $397,000 related to the nine months ended September 30, 2014.

Index
Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced.  Borrowings outstanding under our debt facilities as of September 30, 2014 were as follows (in thousands):

	Type	Amount Outstanding	Amount of Collateral (1)
2011-1 Term Securitization	Term	$7,974	$8,254

(1)
This borrowing is collateralized by specific leases and loans and restricted cash.  As of September 30, 2014, $7.7 million of leases and loans and $550,000 of restricted cash were pledged as collateral under the Fund’s term securitization.  Recourse under this securitization is limited to the amount of collateral pledged.

2011-1 Term Securitization.  In January 2011, LCFF’s subsidiary LEAF Receivables Funding 6, LLC issued six classes of asset-backed notes (The “2011-1 Term Securitization”), one with a stated maturity date of December 2018 and five with a stated maturity date of December 2023.  The notes totaled approximately $96.0 million, bear interest at fixed stated rates ranging from 1.70% to 5.50%, and were issued at an original discount of approximately $6.2 million.  As of September 30, 2014, the first three classes of notes have been paid off in full prior to their stated maturity dates.

Promissory Notes Payable:  In addition to the above borrowing, LCFF offered 8.25% secured recourse promissory notes (the “Notes”) to private investors.  The offering closed in February 2009 and raised approximately $9.4 million, of which about $9.3 million was outstanding as of September 30, 2014.  The Notes have a six-year term, are recourse to LCFF, require interest only payments until their maturity in February 2015, and are subordinated to the Fund’s bank debt.  LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2014 and 2013; (iii) the Consolidated Statement of Changes in Partners’ (Deficit) Capital for the nine months ended September 30, 2014; (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013; and, (v) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
Delaware Limited Partnership
	By:	LEAF Asset Management, LLC, its General Partner

November 12, 2014	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

November 12, 2014	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer