Form 10-K
period 2014-12-31
LEAF Equipment Finance Fund 4, L.P.
filed 2015-03-31
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Limited Partner Units

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes   ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes   ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes   ☑No

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

As used herein, the terms “we,” “us,” or “our” refer to LEAF Equipment Finance Fund 4, L.P. and subsidiaries (the “Fund”).

PART I

ITEM 1 – BUSINESS

General

We are a Delaware limited partnership formed on January 25, 2008 by our general partner, LEAF Asset Management, LLC (the “General Partner”), which manages us. Our General Partner is a Delaware limited liability company and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service, and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Our offering period began on August 12, 2008. Through our offering termination date of October 30, 2009, we raised $125.7 million by selling 1.2 million of our limited partner units. We commenced operations in September 2008.

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period, and a subsequent liquidation period of two years, during which time our leases and secured loans will either mature or be sold.  In the event that we are unable to sell our leases and loans during the liquidation period, we expect to continue to return capital to our partners as those leases and loans mature.  All of our leases and loans mature by the end of 2032.  We entered our liquidation period in October 2014, and accordingly, are prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”).  Contractually, we will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Partnership Agreement.

We generally acquire a diversified portfolio of new, used, or reconditioned equipment that have been financed for third parties. We also acquire portfolios of existing leases and secured loans from other finance companies. Our financings are typically acquired from LEAF Financial Corporation (“LEAF Financial”), an affiliate of our General Partner and a subsidiary of RAI. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We also invest in equipment, leases, and secured loans through joint venture arrangements with our General Partner’s affiliated investment programs. We typically finance business-essential equipment, including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

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

As discussed further in ITEM 7, the lingering effects of the Great Recession in the United States has adversely affected our operations as a result of higher delinquencies and may continue to do so as the economy recovers.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. The following table shows the number of equity security holders:

Title of Class	Number of Partners as of December 31, 2014
Limited Partners	2,775
General Partner	1

Total distributions paid to limited partners for the years ended December 31, 2014 and 2013 were $2.5 million and $5.1 million, respectively.  During 2013, distributions were paid on a monthly basis to our limited partners at a rate of approximately 4% of their original capital contribution.  As the cash flows and liquidity of the Fund could no longer support a 4% monthly distribution, beginning with the February 2014 distribution, received in March, monthly distributions were reduced to 3%.  Then, the April and May 2014 distributions, received in May and June respectively, were lowered to 2%.  Distributions for June 2014, received in July, and beyond were lowered to 1% and will continue for as long as the Fund can support them.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

Index
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2014.

As used herein, the terms “we,” “us,” or “our” refer to LEAF Equipment Finance Fund 4, L.P. and its subsidiaries (the “Fund” or “LEAF 4”).

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

Since our commencement in September 2008, the United States suffered through the worst economic recession in over 75 years, known as the Great Recession.  The economic slowdown impacted, and will continue to impact, our performance.  While the recession began before we were launched, its magnitude and duration have been severe and the consequences broadly felt.  In particular, the recession led to a “credit crisis” that impacted us directly (through the amount and terms of credit available to us) and indirectly (through the impact on the small and mid-sized businesses that make up our lease and loan borrowers).

Banks became reluctant to lend, and when they did it became more expensive to borrow.  This happened very quickly and severely.  In fact, shortly after our launch, we were able to obtain a new credit facility and we were hopeful that we would be able to continue to do so.  However, availability and terms got much worse – not better.  Interest rates increased, fees were imposed and/or increased, the lengths of extensions were shortened, and the amount that lenders would advance as a percentage of the leases being financed was significantly decreased.

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

The combination of higher interest rates, lower levels of available credit, increased fees, losses that are slightly higher than originally projected, and the inability to use excess cash flow to pay for some of these costs created a “perfect storm” that is making it difficult to execute the business plan. We have worked to minimize the effects of these conditions.  We sought new forms of capital, and were able to arrange debt for us at a time when lenders were not generally providing new facilities. Additionally we have refinanced all of our existing debt facilities by completing three term securitizations (two in 2010 and the third in January 2011) totaling approximately $360 million.

We continued to acquire leases until we entered our maturity phase in October 2014, at which time we were prohibited, under the partnership agreement, from acquiring new leases.

To date, limited partners have received total distributions ranging from approximately 21% to 31% of their original amount invested, depending upon when the investment was made.  Management is working to maximize the amount that can be distributed to limited partners in the future.  During 2013, distributions were made at a rate of 4%.  As the cash flows and liquidity of the Fund could no longer support a 4% monthly distribution, beginning with the February 2014 distribution, received in March, monthly distributions were reduced to 3%.  Then, the April and May 2014 distributions, received in May and June respectively, were lowered to 2%.  Distributions for June 2014, received in July, and beyond were lowered to 1% and will continue for as long as the Fund can support them.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. In order to reduce our ongoing cash requirements, the General Partner waived management fees in August 2010 and subsequently waived all future management fees.

We continued to be impacted by market uncertainties during the year ended December 31, 2014 as further discussed in “Finance Receivables and Asset Quality” and in “Liquidity and Capital Resources.”

Index
General Economic Overview

For the quarter ended December 31, 2014, U.S. economic activity demonstrated the sustained and steady growth seen over the last several quarters, including the very robust 5% increase in GDP reported for the 3rd quarter of 2014.  Most sectors of the economy, including the small business sector, showed improvement.  Continued job growth and drops in the unemployment rate, along with declining oil prices, helped boost consumer sentiment.  The general election in November that resulted in a change of control of Congress seemed to have no impact on the direction of the economy.  Some key economic indicators and reports that were released in the 4th quarter of 2014 that have specific relevance for small to medium size business performance are summarized below.  The indicators show overall positive trends.  These indicators have especially important relevance to us as loans and leases to small to medium size businesses comprise the majority of our portfolio.

•	The Monthly Confidence Index reported by The Equipment Leasing & Finance Foundation reported in December 2014 was 63.4, an increase from 60.2 for the September 2014 Index. Any Index over 50 indicates a positive outlook for future business conditions. The Monthly Confidence Index measures lease and finance company executive sentiment with respect to availability of capital, plans on hiring, and overall U.S. economic trends. The December 2014 Index reflected the sentiment of the majority of the executives surveyed that business conditions will remain the same or improve over the next four months.
•	The National Association of Realtors reported in December 2014 that the number of existing home sales increased 2.1% over the prior year period, and the sales price of existing homes increased 5.0% over the prior year period. Home sales are expected to continue to grow due to improved inventory conditions and the improving U.S. economy. These housing statistics are important economic indicators because rising home sales generally contribute to an improvement in consumer sentiment which can spur consumer spending, the most important driver of economic growth.
•	The 4th quarter 2014 Thomson Reuters/PayNet Small Business Lending Indices, which measure the volume of lending to small businesses, showed an increase over the prior year period. Over the same period, the small business loan delinquency rates remained stable. Commentary in the report stated “private businesses (small businesses) are leading the way towards slower but more sustained expansion.”
•	The National Federation of Independent Business reported that its Small Business Optimism Index as reported in December 2014 increased to 100.4, which was the first time in eight years that the Index exceeded 100. An Index over 100 indicates that the small business survey participants generally expect businesses to expand. The report stated that the Index was “bolstered by a surge in sales expectation as well as hiring, capital outlays and business expansion plans.”
•	The National Association of Credit Management Index (“CMI”) for December 2014 was 54.9, the same as at the end of the last quarter. Any Index over 50 shows an economy in expansion. The factors comprising the CMI include activities like credit extended, credit approval rates, delinquencies, and bankruptcies. The recent CMI numbers suggest a still sluggish but slowly growing economy. The CMI has remained over 50 for more than a year.
•	The December 2014 Institute of Supply Management reported its PMI Index on the manufacturing sector showed continued expansion. The PMI Index of 55.5 indicated the 19th consecutive month of manufacturing expansion. The PMI Index covers 18 manufacturing industries, and 11 of those industries reported growth in December 2014, down from 15 industries reporting growth in the prior quarter. A common comment from those industries not reporting growth was the negative impact of the West Coast ports slowdown.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly, which is positive for the small to medium size businesses that comprise the majority of our portfolio.

Index
Finance Receivables and Asset Quality

Information about our portfolio of commercial finance assets is as follows (dollars in thousands):

	December 31,
	2014	2013
Investment in leases and loans, net	$9,440	$32,494

Active contracts:
Number of contracts	254	2,644
Number of individual end users (a)	247	2,443
Average original equipment cost	$126.5	$47.4
Average initial lease term (in months)	104	80
Average remaining lease term (in months)	27	18

States accounting for more than 10% of lease and loan portfolio:
New York	14%	8%
Texas	12%	11%
California	9%	11%

Types of assets accounting for more than 10% of lease and loan portfolio:
Medical equipment	54%	36%
Restaurant equipment	15%	20%
Industrial Equipment	8%	11%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	65%	54%
Retail trade	18%	22%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user accounted for more than 10% of our portfolio.

We utilize debt, in addition to our equity, to fund the acquisitions of lease and loan portfolios. Our leases and loans are generally assigned as collateral for borrowings.  As of December 31, 2014 and 2013, our outstanding secured debt was $6.7 million and $25.9 million, respectively.

Index
Portfolio Performance

The table below provides information about our commercial finance assets including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Years Ended December 31,
			Change
	2014	2013	$	%

Investment in leases and loans before allowance for credit losses	$9,970	$40,544	$(30,574)	(75)%
Less: allowance for credit losses	(530)	(8,050)	7,520	(93)%
Investment in leases and loans, net	$9,440	$32,494	$(23,054)	(71)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$21,606	$62,596	$(40,990)	(65)%
Non-performing assets	$781	$9,232	$(8,451)	(92)%
Charge-offs, net of recoveries	$10,761	$6,482	$4,279	66%
As a percentage of finance receivables:
Allowance for credit losses	5.32%	19.85%
Non-performing assets	7.83%	22.77%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	49.81%	10.36%

We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, responded to the Great Recession in part, by implementing early intervention techniques in collection procedures. Our General Partner has also increased its credit standards and limited the amount of business we do with respect to certain industries, geographic locations, and equipment types. Because of the scarcity of credit available to small and mid-size businesses, we have been able to increase our credit standards without reducing the interest rate we charge on our leases and loans.

Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends, and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance of our leases and loans, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off unless individually reviewed for impairment. In an individual review for impairment we consider the loans performance, probability of repayment, and general and local economic conditions when assessing whether impairment is necessary. Substantially all of our leases and loans evaluated for impairment on an individual basis include an analysis of the market values of underlying collateral values, as adjusted for estimated selling and other closing costs. Our policy is to charge off to the allowance those financings for which it is probable management will be unable to collect all amounts contractually owed. Substantially all of our assets are collateral for our debt and, therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.

We focus on financing equipment used by small to mid-sized businesses.  Due to the shrinking size of the portfolio, the investment in leases and loans, allowance for credit losses, and non-performing assets all decreased from the prior year.  The lingering effects of the economic recession have made it difficult for some of our customers to make payments on their financings with us on a timely basis, and as expected in a liquidating portfolio, the performing leases payoff as scheduled while the delinquent leases remain delinquent, resulting in an increase in charge-offs net of recoveries.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off.  The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. After an account becomes 180 or more days past due, any remaining balance is charged off. Generally, past due accounts are referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on past due accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties.

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due.  Generally, income recognition resumes when a lease or loan becomes less than 90 days delinquent.  Fees from delinquent payments are recognized when received and are included in other income.

Index
Results of Operations

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

The following summarizes our results of operations for the years ended December 31, 2014 and 2013 (dollars in thousands):

			Increase (Decrease)
	2014	2013	$	%
Revenues:
Interest on equipment financings	$1,539	$4,319	$(2,780)	(64)%
Rental income	83	460	(377)	(82)%
(Losses) gains on sales of equipment and lease dispositions, net	(21)	551	(572)	(104)%
Other income	206	373	(167)	(45)%
	1,807	5,703	(3,896)	(68)%
Expenses:
Interest expense	3,315	6,688	(3,373)	(50)%
Depreciation of operating leases	30	168	(138)	(82)%
Provision for credit losses	3,241	5,612	(2,371)	(42)%
General and administrative expenses	681	968	(287)	(30)%
Administrative expenses reimbursed to affiliate	137	532	(395)	(74)%
	7,404	13,968	(6,564)	(47)%
Net loss	(5,597)	(8,265)	2,668
Less: Net loss attributable to the noncontrolling interest	159	209	(50)
Net loss attributable to LEAF 4 partners	$(5,438)	$(8,056)	$2,618
Net loss allocated to LEAF 4's limited partners	$(5,384)	$(7,975)	$2,592

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $21.6 million for the year ended December 31, 2014 as compared to $62.6 million for the year ended December 31, 2013, a decrease of $41.0 million or 65%. As noted previously, this decrease was primarily due to the continued runoff of our portfolio of leases and loans, as higher than anticipated defaults resulted in excess cash being used to settle debt obligations and support distributions to our partners, rather than be reinvested in new leases and loans.

•	Gains (losses) on sales of equipment and lease dispositions decreased $572,000 to a loss of $21,000 for the year ended December 31, 2014 compared to a gain of $551,000 for the year ended December 31, 2013. Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income primarily due to a reduction in late fee income. The decrease is due to the reduction in the size of our portfolio.

Index
The decrease in total expenses was primarily a result of the following:

•
A decrease in interest expense due to a decrease in our average secured debt outstanding.  Average secured borrowings for the years ended December 31, 2014 and 2013 were $12.7 million and $47.4, respectively, at an effective interest rate of 18.6% and 12.1%, respectively.

•	A decrease in depreciation of operating leases related to the decrease in our investment in operating leases.

•	A decrease in our provision for credit losses principally reflects the decrease of our equipment financing portfolio and the diminishing impact of the recession.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliates occurred due to the reduction in the size of our portfolio.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the years ended December 31, 2014 and 2013 was $4.27 and $6.33, respectively, based on the weighted average number of limited partner units outstanding of 1,259,493 and 1,259,537, respectively.

Liquidity and Capital Resources

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements, in addition to normal operating expenses, are for debt service, investments in leases and loans, and distributions to our partners.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2014	2013
Net cash (used in) provided by operating activities	$(4,412)	$3,943
Net cash provided by investing activities	19,394	46,561
Net cash used in financing activities	(15,112)	(50,313)
(Decrease) increase in cash	$(130)	$191

Cash decreased approximately $130,000 primarily due to net cash used in operating activities of $4.412 million, debt repayments of $20.126 million, and $2.544 million of distributions to partners, offset by net proceeds from leases and loans of $19.394 million and a $7.558 million decrease in restricted cash.

Partner’s distributions paid for the years ended December 31, 2014 and 2013 were $2.5 million and $5.1 million, respectively.  Distributions to limited partners were paid at a rate of 4% of original capital invested for the year ended December 31, 2013.  As the cash flows and liquidity of the Fund could no longer support a 4% monthly distribution, beginning with the February 2014 distribution, received in March, monthly distributions were reduced to 3%.  Then, the April and May 2014 distributions, received in May and June respectively, were lowered to 2%.  Distributions for June 2014, received in July, and beyond were lowered to 1% and will continue for as long as the Fund can support them.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. Cumulative partner distributions paid from our inception to December 31, 2014 were approximately $32.8 million.

The General Partner has waived its management fees. Accordingly, we did not record any management fee expense for the years ended December 31, 2014 or 2013. The cash savings on management fees and distributions is expected to be used to pay down our liabilities. Approximately $438,000 of management fees were waived for the year ended December 31, 2014 and $7.8 million have been waived on a cumulative basis.

As discussed above, our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which result in a loss of anticipated revenues. These losses affect our ability to make distributions to our partners, and if the level of defaults is sufficiently large, result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. As our lease portfolio ages, and if the economic recovery in the United States stalls or reverses, we anticipate the need to increase our allowance for credit losses.

Index
Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our debt facilities as of December 31, 2014 were as follows (in thousands):

	Type	Amount Outstanding (1)	Amount of Collateral (2)
2011-1 Term Securitization	Term	$6,725	$7,039
		$6,725	$7,039

(1)	The outstanding borrowings are presented net of unamortized original issue discount of $464,000 at December 31, 2014.

(2)	These borrowings are collateralized by specific leases and loans and restricted cash. As of December 31, 2014, $6.6 million of leases and loans and $413,000 of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

2011-1 Term Securitization.  In January 2011, we issued six classes of asset-backed notes (the “2011-1 Term Securitization”), one with a stated maturity date of December 2018 and five with a stated maturity date of December 2023.  The notes totaled approximately $96.0 million, bear interest at fixed stated rates ranging from 1.70% to 5.50%, and were issued at an original discount of approximately $6.2 million.  As of December 31, 2014, the first three classes of notes have been paid off in full prior to their stated maturity dates.

Our securitization is serviced by an affiliate of our General Partner (the “Servicer”).  If the Servicer of our portfolio does not comply with certain requirements, the noteholders have the right to replace the Servicer.  We are not, nor has been, delinquent on any payments owed to the noteholders.  The servicing agreement was amended to increase the cumulative net loss percentage as the portfolio has exceeded the allowed cumulative net loss amount.  In addition, the servicing agreement and the indenture on this facility was amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  These events do not constitute events of default.  The portfolio has not been in compliance with the cumulative net loss percentage trigger level on the 2011-1 term securitization since October 31, 2013, of which the trustee, rating agency, and investors are aware.

Promissory Notes Payable:  In addition to the above borrowings, LEAF Commercial Finance Fund, LLC (“LCFF”), a subsidiary of LEAF Funds JV2, offered 8.25% secured recourse promissory notes (the “Notes”) to private investors.  The offering closed in February 2009 and raised approximately $9.4 million, of which about $9.3 million was outstanding as of December 31, 2014.  The Notes have a six-year term, require interest only payments until their maturity in February 2015, and are subordinated to LCFF’s secured debt.  LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period. The Notes are recourse to LCFF only and are collateralized by LCFF’s net assets.  LCFF failed to make the January 2015 periodic interest payment and did not pay the principal balance when due in March 2015.  LCFF was notified of its continuing default as a result of noncompliance with the terms of the notes.  No rights or remedies, as listed below, have been executed at this time.

The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test which LCFF was not in compliance with as of December 31, 2014.  LCFF notified the Trustee and noteholders of this breach.  As a result, the noteholders have the right to declare an event of default, which to date has not occurred.  If the noteholders would declare an event of default they have various rights and remedies available to them including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  The Notes are subordinated to LCFF’s secured debt.  Therefore, the noteholders are only entitled to the collateral remaining after the secured debt is satisfied, if any.

Substantially all of LCFF’s assets of $7.0 million are collateral for its 2011-1 term securitization, which had a gross balance of $7.2 million as of December 31, 2014.  The promissory notes are non-recourse to LEAF 4 and the impact of the default will have minimal impact to the future cash flow of LEAF 4.

In March 2015, the Company sold a pool of 26 leases with a net investment of approximately $2.6 million to a third party for proceeds totaling approximately $2.7 million and recognized a gain on the sale of approximately $80,000.  The proceeds from the sale were used to repay a portion of the Company’s 2011-1 term securitization. The Company is no longer servicing these leases.

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

Index
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
LEAF Equipment Finance Fund 4, L.P.

We have audited the accompanying consolidated balance sheets of LEAF Equipment Finance Fund 4, L.P. (a Delaware Limited Partnership) and subsidiaries (the “Fund”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in partners’ (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LEAF Equipment Finance Fund 4, L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 30, 2015

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
	December 31,
	2014	2013
ASSETS
Cash	$99	$229
Restricted cash	589	8,147
Investment in leases and loans, net	9,440	32,494
Deferred financing costs, net	143	625
Other assets	27	50
Total assets	$10,298	$41,545

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Secured debt	$6,725	$25,870
Promissory notes payable	9,295	9,295
Accounts payable, accrued expenses, and other liabilities	753	1,052
Due to affiliates	2,622	6,284
Total liabilities	19,395	42,501

Commitments and contingencies (Note 10)

Partners’ (Deficit) Capital:
General partner	(1,189)	(1,110)
Limited partners	(7,836)	67
Total partners' deficit	(9,025)	(1,043)
Noncontrolling interest	(72)	87
Total deficit	(9,097)	(956)
Total liabilities and deficit	$10,298	$41,545

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)

	Years Ended December 31,
	2014	2013
Revenues:
Interest on equipment financings	$1,539	$4,319
Rental income	83	460
(Losses) gains on sales of equipment and lease dispositions, net	(21)	551
Other income	206	373
	1,807	5,703
Expenses:
Interest expense	3,315	6,688
Depreciation of operating leases	30	168
Provision for credit losses	3,241	5,612
General and administrative expenses	681	968
Administrative expenses reimbursed to affiliate	137	532
	7,404	13,968
Net loss	(5,597)	(8,265)
Less: Net loss attributable to the noncontrolling interest	159	209
Net loss attributable to LEAF 4 partners	$(5,438)	$(8,056)
Net loss allocated to LEAF 4's limited partners	$(5,384)	$(7,975)

Weighted average number of limited partner units outstanding during the period	1,259,493	1,259,537
Net loss per partnership unit	$(4.27)	$(6.33)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ (Deficit) Capital
(In thousands, except unit data)

				Total
	General			Partners’	Non-	Total
	Partner	Limited Partners		(Deficit)	Controlling	(Deficit)
	Amount	Units	Amount	Capital	Interest	Capital
Balance, at January 1, 2013	$(978)	1,259,537	$13,080	$12,102	$296	$12,398
Cash distributions paid	(51)	-	(5,038)	(5,089)	-	(5,089)
Net loss	(81)	-	(7,975)	(8,056)	(209)	(8,265)
Balance, at December 31, 2013	(1,110)	1,259,537	67	(1,043)	87	(956)
Cancellation of limited partnership units	–	(15,776)	–	–	-	–
Cash distributions paid	(25)	-	(2,519)	(2,544)	-	(2,544)
Net loss	(54)	-	(5,384)	(5,438)	(159)	(5,597)
Balance, December 31, 2014	$(1,189)	1,243,761	$(7,836)	$(9,025)	$(72)	$(9,097)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,597)	$(8,265)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of operating leases	30	168
Amortization of deferred financing costs	850	1,745
Amortization of original issue discount on debt	981	1,724
Provision for credit losses	3,241	5,612
Losses (gains) on sales of equipment and lease dispositions, net	21	(551)
Gain on extinguishment of promissory notes payable	–	(16)
Changes in operating assets and liabilities:
Other assets	23	42
Accounts payable, accrued expenses, and other liabilities	(299)	(328)
Due to affiliates	(3,662)	3,812
Net cash (used in) provided by operating activities	(4,412)	3,943

Cash flows from investing activities:
Proceeds from leases and loans	19,886	47,324
Repurchases of leases and loans	(143)	–
Security deposits returned	(349)	(763)
Net cash provided by investing activities	19,394	46,561

Cash flows from financing activities:
Decrease in restricted cash	7,558	3,405
Repayment of debt	(20,126)	(48,555)
Cash distributions to partners	(2,544)	(5,089)
Deferred financing costs incurred	–	(30)
Redemption of promissory notes payable	–	(44)
Net cash used in financing activities	(15,112)	(50,313)

(Decrease) increase in cash	(130)	191
Cash, beginning of period	229	38
Cash, end of period	$99	$229

Cash paid for interest	$1,514	$3,279

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2014

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

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period, and a subsequent liquidation period of two years, during which time the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the liquidation period, the Fund expects to continue to return capital to its partners as those leases and loans mature. All of the Fund’s leases and loans mature by the end of 2032. The Fund entered its liquidation period in October 2014, and accordingly, is prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”).  Contractually, the Fund will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Partnership Agreement.

The Fund acquired a diversified portfolio of equipment leases and secured loans to end users throughout the United States as well as the District of Columbia and Puerto Rico. The Fund also acquired existing portfolios from other equipment finance companies, primarily an affiliate of its General Partner.  The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.

In addition to its 1% general partnership interest, the General Partner has also invested $1.0 million for a 0.88% limited partnership interest in the Fund.

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

Restricted Cash

The Fund had restricted cash of approximately $589,000 and $8.1 million as of December 31, 2014 and 2013, respectively.  Restricted cash as of December 31, 2014 included cash being held in reserve by the Fund’s lenders of approximately $413,000 and $176,000 of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst LEAF Financial, the other entities and their respective lenders. These amounts represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not yet transferred to the Fund’s bank account.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2014

Concentration of Credit Risk

As of December 31, 2014, 14% and 12% of the Fund’s leases and loans were located in New York and Texas, respectively.  No other state accounted for more than 10% of the Fund’s leases and loans as of December 31, 2014.  Also, as of December 31, 2014, 65% and 18% of the Fund’s leases and loans were in the services and retail trade types of business, respectively.  No other type of business accounted for more than 10% of the Fund’s leases and loans as of December 31, 2014.  In addition, no individual end user accounted for more than 10% of the Fund’s leases and loans as of December 31, 2014.

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

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off.  The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. After an account becomes 180 or more days past due, any remaining balance is charged off. Generally, past due accounts are referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on past due accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2014

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

In April 2014, the Company sold a pool of approximately 200 leases with a net investment of approximately $5.7 million to a third party for proceeds totaling approximately $5.8 million and recognized a gain on the sale of approximately $70,000.  A portion of the proceeds from the sale were used to pay off in full the 2010-1 and 2010-3 Term Securitizations prior to their stated maturity dates.  The Company is no longer servicing these leases.

In June 2014, the Company sold a pool of 21 leases with a net investment of approximately $377,000 to another third party for proceeds totaling approximately $377,000.  No gain or loss was recognized on the sale and the Company is no longer servicing these leases.

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

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2014

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2014	2013
Direct financing leases (1)	$954	$6,908
Loans (2)	9,013	33,531
Operating leases	3	105
	9,970	40,544
Allowance for credit losses	(530)	(8,050)
	$9,440	$32,494

(1)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 180 months.
(2)	The interest rates on loans generally range from 5% to 16%.

The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2014		2013
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$897	$10,059	$5,620	$35,227
Unearned income	(85)	(932)	(303)	(1,295)
Residuals, net of unearned residual income (1)	175	-	1,676	-
Security deposits	(33)	(114)	(85)	(401)
	$954	$9,013	$6,908	$33,531

(1)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2014	2013
Equipment	$108	$1,487
Accumulated depreciation	(105)	(1,382)
	$3	$105

At December 31, 2014, the future payments scheduled to be received on non-cancelable commercial finance assets for each of the five succeeding annual periods ending December 31, and thereafter, are as follows (in thousands):

	Direct Financing Leases	Loans	Total
2015	$434	$3,998	$4,432
2016	191	2,977	3,168
2017	130	1,907	2,037
2018	109	687	796
2019	27	254	281
Thereafter	6	236	242
	$897	$10,059	$10,956

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2014

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans, presented gross of the allowance for credit losses of $520,000 and $8.1 million as of December 31, 2014 and 2013, respectively (in thousands):

	December 31,
	2014		2013
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current (a)	$8,264	83%	$38,339	95%
Delinquent:
31 to 91 days past due	925	9%	1,351	3%
Greater than 91 days	781	8%	854	2%
	$9,970	100%	$40,544	100%

(a)	Included in this category, as of December 31, 2013, were approximately $8.378 million of certain loans which were systematically current but were classified as nonperforming due to collectability concerns.

The Fund had $781,000 and $9.2 million of leases and loans on non-accrual status as of December 31, 2014 and 2013, respectfully. The credit quality of the Fund’s investment in leases and loans is as follows (in thousands):

	December 31,
	2014	2013
Performing	$9,189	$31,312
Nonperforming	781	9,232
	$9,970	$40,544

The Company’s investment in non-performing leases and loans as of December 31, 2014 and 2013 was collectively evaluated for impairment, except for certain asset-backed loans that were individually evaluated for impairment.  The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Years Ended December 31,
	2014	2013
Allowance for credit losses, beginning of year	$8,050	$8,920
Provision for credit losses	3,241	5,612
Charge-offs	(11,317)	(7,975)
Recoveries	556	1,493
Allowance for credit losses end of year	$530	$8,050

Allowance for credit losses:
Ending balance, individually evaluated for impairment	$–	$7,230
Ending balance, collectively evaluated for impairment	530	820
Balance, end of year	$530	$8,050

Recorded investment in leases and term loans:
Ending balance, individually evaluated for impairment	$–	$8,378
Ending balance, collectively evaluated for impairment	9,970	32,166
Balance, end of year	$9,970	$40,544

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2014

NOTE 5 – DEFERRED FINANCING COSTS

As of December 31, 2014 and 2013, deferred financing costs include $143,000 and $625,000, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of December 31, 2014 and 2013 was $2.5 million and $5.2 million, respectively.

NOTE 6 – SECURED DEBT

The Fund’s debt consists of the following (in thousands):

	December 31, 2014			December 31, 2013
	Type	Outstanding Balance (1)	Interest rate per annum	Outstanding Balance
2011-1 Term Securitization	Term	$7,189	5.00% to 5.50%	$13,239
2010-3 Term Securitization	Term	–	–	10,766
2010-1 Term Securitization	Term	–	–	3,311
		7,189		27,316
Less: Unamortized Original Issue Discount		(464)		(1,446)
		$6,725		$25,870

(1)	These borrowings are collateralized by specific leases and loans and restricted cash. As of December 31, 2014, $6.6 million of leases and loans and $413,000 of restricted cash were pledged as collateral under the Fund’s term securitizations. Recourse under these securitizations is limited to the amount of collateral pledged.

2011-1 Term Securitization.  In January 2011, six classes of asset-backed notes were issued (the “2011-1 Term Securitization”), one with a stated maturity date of December 2018 and five with a stated maturity date of December 2023.  The notes totaled approximately $96.0 million, bear interest at fixed stated rates ranging from 1.70% to 5.50%, and were issued at an original discount of approximately $6.2 million.  As of December 31, 2014, the first three classes of notes have been paid off in full prior to their stated maturity dates.

The Fund’s 2011-1 Term Securitization is serviced by an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer of the Fund’s portfolio does not comply with certain requirements, the noteholders have the right to replace the Servicer.  The Fund is not, nor has been, delinquent on any payments owed to the noteholders.  The servicing agreement was amended to increase the cumulative net loss percentage as the portfolio has exceeded the allowed cumulative net loss amount.  In addition, the servicing agreement and the indenture on this facility was amended to establish an additional reserve account to be funded by cash flows on leases and loans that will be used by the trustee as additional collateral.  These events do not constitute events of default.  The portfolio has not been in compliance with the cumulative net loss percentage trigger level on the 2011-1 Term Securitization since October 31, 2013, of which the trustee, rating agency, and investors are aware.

2010-3 Term Securitization.  In August 2010, five classes of asset-backed notes were issued (the “2010-3 Term Securitization”), one with a stated maturity date of June 2016 and four with a stated maturity date of February 2022.  The notes totaled approximately $171.4 million, bore interest at fixed stated rates ranging from 3.45% to 5.50%, and were issued at an original discount of approximately $3.7 million.  In April 2014, this securitization was paid off in full prior to its stated maturity date.

2010-1 Term Securitization.  In May 2010, three classes of asset-backed notes were issued (the “2010-1 Term Securitization”), one with a stated maturity date of October 2016 and two with a stated maturity date of September 2018.  The notes totaled approximately $92.7 million, bore interest at a fixed stated rate of 5%, and were issued at an original discount of approximately $6.5 million.  In April 2014, this securitization was paid off in full prior to its stated maturity date.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2014

Debt Repayments:  Estimated annual principal payments (gross of unamortized original issue discount of $464,000 at December 31, 2014) on the Fund’s aggregate borrowings over the next five years ended December 31, and thereafter, are as follows (in thousands):

December 31, 2015	$2,983
December 31, 2016	1,758
December 31, 2017	1,528
December 31, 2018	496
December 31, 2019	197
Thereafter	227
$7,189

NOTE 7 – PROMISSORY NOTES PAYABLE

LEAF Commercial Finance Fund, LLC (“LCFF”), a subsidiary of LEAF Funds JV2, offered 8.25% secured recourse promissory notes (the “Notes”) to private investors.  The offering closed in February 2009 and raised approximately $9.4 million, of which about $9.3 million was outstanding as of December 31, 2014.  The Notes have a six-year term, require interest only payments until their maturity in February 2015, and are subordinated to LCFF’s secured debt.  LCFF may call or redeem the Notes, in whole or in part, at any time during the interest only period. The Notes are recourse to LCFF only and are collateralized by LCFF’s net assets.  LCFF failed to make the January 2015 periodic interest payment and did not pay the principal balance when due in March 2015.  LCFF was notified of its continuing default as a result of noncompliance with the terms of the notes.  No rights or remedies, as listed below, have been executed at this time.

The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test which LCFF was not in compliance with as of December 31, 2014.  LCFF notified the Trustee and noteholders of this breach.  As a result, the noteholders have the right to declare an event of default, which to date has not occurred.  If the noteholders would declare an event of default, they have various rights and remedies available to them, including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  The Notes are subordinated to LCFF’s secured debt.  Therefore, the noteholders are only entitled to the collateral remaining after the secured debt is satisfied, if any.

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

There were no assets or liabilities measured at fair value at December 31, 2014 or 2013.

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

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2014

The methods used to estimate the fair value on secured debt that is not measured at fair value, the level within the fair value hierarchy that those fair value measurements are categorized, and the carrying value of the Fund’s secured debt at December 31, 2014 is as follows (in thousands):

	Carrying Value	Fair Value Measurements Using						Liabilities At Fair Value
		Level 1		Level 2		Level 3
Secured Debt	$6,725	$	−		$5,330	$	−		$5,330
Promissory Notes Payable	$9,295	$	−	$	−	$	−	$	−

The fair value of the secured debt at December 31, 2014 was determined using quoted prices from a broker-dealer as of the measurement date.  The fair value of the promissory notes payable at December 31, 2014 was determined to be $0 as the notes are in default and as LCFF did not pay the principal balance when due in March 2015 and does not expect to repay the balance in the future.

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

	Years Ended December 31,
	2014	2013
Administrative expenses	$137	$532

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived management fees since August 2010 and all future management fees.  The General Partner has waived management fees of approximately $438,000 and $1.0 million for the years ended December 31, 2014 and 2013, respectively, and approximately $7.8 million have been waived on a cumulative basis.

Due to Affiliates. Due to affiliates includes amounts owed to the General Partner and its affiliates for various items such as management fees, expense reimbursements, and the acquisition and management of equipment portfolios.  These amounts were advanced with the original expectation of repayment.

Distributions. The General Partner owns a 1% general partner interest and 0.88% limited partner interest in the Fund. The General Partner was paid cash distributions of $25,000 and $51,000, respectively for its general partner interests for the years ended December 31, 2014 and 2013, respectively, and $22,000 and $43,000 respectively for its limited partner interests for the years ended December 31, 2014 and 2013, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

In March 2015, the Company sold a pool of 26 leases with a net investment of approximately $2.6 million to a third party for proceeds totaling approximately $2.7 million and recognized a gain on the sale of approximately $80,000.  The proceeds from the sale were used to repay a portion of the Company’s 2011-1 term securitization.  The Company is no longer servicing these leases.

The Fund has evaluated its December 31, 2014 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events, other than the one noted above, which would require recognition or disclosure in the financial statements.

Index
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the 2013 version of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information with respect to the directors and executive officers of our General Partner:

Name	Age	Position
Crit S. DeMent	62	Chief Executive Officer
Robert K. Moskovitz	58	Chief Financial Officer
Jonathan Z. Cohen	44	Director
Jeffrey F. Brotman	51	Director

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

Robert K. Moskovitz has been Chief Financial Officer of LEAF Financial since February 2004, Treasurer of LEAF Financial from September 2004 until April 2009 and Assistant Secretary of LEAF Financial since June 2007. Mr. Moskovitz also serves as Chief Financial Officer and Assistant Secretary of LEAF Asset Management since it was formed in August 2006, and Chief Financial Officer and a Director of LEAF Funding since May 2004. Beginning January 1, 2011, Mr. Moskovitz serves as the Chief Financial Officer of LEAF Commercial Capital, Inc.  He has over twenty-five years of experience as the Chief Financial Officer of both publicly and privately owned companies. From 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002 he was Executive Vice President and Chief Financial Officer of ImpactRx, Inc., which provides advanced sales and marketing intelligence to pharmaceutical companies. From 1983 to 2001 Mr. Moskovitz held senior executive level financial positions with several high growth public and privately held companies. He began his professional career with Deloitte & Touche (formerly Touche Ross & Co). Mr. Moskovitz holds a B.S. degree in Business Administration from Drexel University.

Jonathan Z. Cohen has been a Director of LEAF Financial Corporation since January 2002, and a Director of LEAF Asset Management since it was formed in August 2006. Mr. Cohen also serves, or has served, in the following positions with Resource America: a Director since 2002, President since 2003, Chief Executive Officer since 2004, Chief Operating Officer from 2002 to 2004, Executive Vice President from 2001 to 2003, and Senior Vice President from 1999 to 2001. In addition, Mr. Cohen serves as Chief Executive Officer, President, and a Director of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in 2005. Mr. Cohen also serves as Executive Chairman of Atlas Energy GP, LLC (general partner of Atlas Energy, L.P., formerly known as Atlas Pipeline Holdings, L.P., a publicly-traded energy limited partnership) since January 2012, Chairman from February 2011 to January 2012, and Vice Chairman from its formation in December 2005 to February 2011. Mr. Cohen was also Vice Chairman of Atlas Energy, Inc. (formerly known as Atlas America, Inc., a publicly-traded energy company) from its formation in 2000 until its sale in February 2011, Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC (general partner of Atlas Pipeline Partners, L.P., a publicly-traded midstream natural gas gathering and processing limited partnership) since its formation in 1999, and Vice Chairman of the Managing Board of Atlas Resource Partners GP, LLC (general partner of Atlas Resource Partners, L.P., a publicly-traded oil and gas exploration and production limited partnership) since February 2012.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partners, and holders greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year.  Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2014.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had approximately 2,775 limited partners as of December 31, 2014.

(b)	In 2008, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2014, our General Partner owned 10,753, or 0.88%, of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

(d)	Our General Partner’s name and address is LEAF Asset Management, LLC, 110 South Poplar Street, Suite 101, Wilmington, Delaware, 19801.

Index
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We rely on our General Partner and its affiliates to manage our operations and pay the General Partner or its affiliates fees to manage us. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2014	2013
Administrative expenses	$137	$532

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived management fees since August 2010 and all future management fees.  The General Partner has waived management fees of approximately $438,000 and $1.0 million for the years ended December 31, 2014 and 2013, respectively, and approximately $7.8 million have been waived on a cumulative basis.

Due to Affiliates. Due to affiliates includes amounts owed to the General Partner and its affiliates for various items such as management fees, expense reimbursements, and the acquisition and management of equipment portfolios.  These amounts were advanced with the original expectation of repayment.

Distributions. The General Partner owns a 1% general partner interest and 0.88% limited partner interest in the Fund. The General Partner was paid cash distributions of $25,000 and $51,000, respectively for its general partner interests for the years ended December 31, 2014 and 2013, respectively, and $22,000 and $43,000 respectively for its limited partner interests for the years ended December 31, 2014 and 2013, respectively.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, Grant Thornton, LLP related to quarterly reviews and the year-end audit was approximately $166,000 and $196,000 for the years ended December 31, 2014 and 2013, respectively.

Audit-Related Fees. We did not incur fees in 2014 and 2013 for other services not included above.

Tax Fees. We did not incur fees in 2014 and 2013 for other services not included above.

All Other Fees. Our independent registered public accounting firm, Grant Thornton, LLP, billed us for professional services rendered related to sales tax filings of approximately $16,000 and $23,000 for the years ended December 31, 2014 and 2013.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) the Consolidated Statements of  Operations for the years ended December 31, 2014 and 2013; (iii) the Consolidated Statements of Changes in Partners’ (Deficit) Capital for the years ended December 31, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and, (v) the Notes to Consolidated Financial Statements.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on March 24, 2008 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to Form 8-A on May 8, 2009 and by this reference incorporated herein.
(3)	Filed previously on May 12, 2009 in Post-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to Form 8-K on October 20, 2011 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and by this reference incorporated herein.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF EQUIPMENT FINANCE FUND 4, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, the General Partner

March 30, 2015	By:	/s/ CRIT S. DEMENT
Crit S. Dement
Chief Executive Officer

March 30, 2015	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ CRIT S. DEMENT	Chief Executive Officer of the General Partner	March 30, 2015
Crit S. Dement	(Principal Executive Officer)

/s/ ROBERT K. MOSKOVITZ	Chief Financial Officer of the General Partner	March 30, 2015
Robert K. Moskovitz	(Principal Accounting and Financial Officer)

/s/ JONATHAN Z. COHEN	Director of the General Partner	March 30, 2015
Jonathan Z. Cohen

/s/ JEFFREY F. BROTMAN	Director of the General Partner	March 30, 2015
Jeffrey F. Brotman