Form 10-Q
period 2015-03-31
LEAF Equipment Finance Fund 4, L.P.
filed 2015-05-14
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash	$1	$99
Restricted cash	722	589
Investments in leases and loans, net	4,907	9,440
Deferred financing costs, net	95	143
Other assets	32	27
Total assets	$5,757	$10,298

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Secured debt	$3,267	$6,725
Promissory notes payable	9,295	9,295
Accounts payable, accrued expenses, and other liabilities	922	753
Due to affiliates	2,464	2,622
Total liabilities	15,948	19,395

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(1,200)	(1,189)
Limited partners	(8,902)	(7,836)
Total partners' deficit	(10,102)	(9,025)
Noncontrolling interest	(89)	(72)
Total deficit	(10,191)	(9,097)
Total liabilities and deficit	$5,757	$10,298

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Interest on equipment financings	$264	$568
Rental income	6	38
Gains on sales of equipment and lease dispositions, net	74	105
Other income	33	88
	377	799
Expenses:
Interest expense	466	1,530
Depreciation of operating leases	3	13
Provision for credit losses	542	1,410
General and administrative expenses	135	280
Administrative expenses reimbursed to affiliate	14	70
	1,160	3,303
Net loss	(783)	(2,504)
Less: Net loss attributable to the noncontrolling interest	17	106
Net loss attributable to LEAF 4 partners	$(766)	$(2,398)
Net loss allocated to LEAF 4's limited partners	$(758)	$(2,374)

Weighted average number of limited partnership units outstanding during the period	1,243,713	1,259,537
Net loss per limited partnership unit	$(0.61)	$(1.88)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

	General			Total	Non-
	Partner	Limited Partners		Partners’	Controlling	Total
	Amount	Units	Amount	Deficit	Interest	Deficit
Balance, at January 1, 2015	$(1,189)	1,243,761	$(7,836)	$(9,025)	$(72)	$(9,097)
Cancellation of limited partnership units	–	(4,250)	–	–	-	–
Cash distributions paid	(3)	-	(308)	(311)	-	(311)
Net loss	(8)	-	(758)	(766)	(17)	(783)
Balance, March 31, 2015	$(1,200)	1,239,511	$(8,902)	$(10,102)	$(89)	$(10,191)

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(783)	$(2,504)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of operating leases	3	13
Amortization of deferred financing costs	79	354
Amortization of original issue discount on debt	67	663
Provision for credit losses	542	1,410
Gains on sales of equipment and lease dispositions, net	(74)	(105)
Changes in operating assets and liabilities:
Other assets	(5)	(54)
Accounts payable, accrued expenses, and other liabilities	169	92
Due to affiliates	(158)	631
Net cash (used in) provided by operating activities	(160)	500

Cash flows from investing activities:
Proceeds from leases and loans	4,259	6,430
Security deposits returned	(228)	(139)
Net cash provided by investing activities	4,031	6,291

Cash flows from financing activities:
(Increase) decrease in restricted cash	(133)	752
Repayment of debt	(3,525)	(6,430)
Cash distributions to partners	(311)	(1,167)
Net cash used in financing activities	(3,969)	(6,845)

Decrease in cash	(98)	(54)
Cash, beginning of period	99	229
Cash, end of period	$1	$175

Cash paid for interest	$93	$524

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
March 31, 2015
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

LEAF Equipment Finance Fund 4, L.P. (“LEAF 4” or the “Fund”) is a Delaware limited partnership formed on January 25, 2008 by its general partner, LEAF Asset Management, LLC (the “General Partner”), which manages the Fund. The General Partner is a Delaware limited liability company and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through its offering termination date of October 30, 2009, the Fund raised $125.7 million by selling 1.3 million of its limited partnership units. It commenced operations in September 2008.

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period, and a subsequent liquidation period of two years, during which time the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the liquidation period, the Fund expects to continue to return capital to its partners as those leases and loans mature. All of the Fund’s leases and loans mature by December 2032. The Fund entered its liquidation period in October 2014, and accordingly, is prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”). Contractually, the Fund will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Partnership Agreement.

The Fund acquired diversified portfolios of equipment leases and loans to finance to end users throughout the United States as well as the District of Columbia and Puerto Rico. The Fund also acquired existing portfolios from other equipment finance companies, primarily from LEAF Financial Corporation (“LEAF Financial”), an affiliate of its General Partner and a subsidiary of RAI. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.

In addition to its 1% general partnership interest, the General Partner has also invested $1.0 million for a 0.87% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund, LEAF Funding, LLC (“LEAF Funds JV1”), and LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”) and its subsidiaries LEAF Commercial Finance Fund, LLC (“LCFF”) and LEAF Receivables Funding 6, LLC.  The Fund maintains a 96% and 98% ownership interest in LEAF Funds JV1 and LEAF Funds JV2, respectively.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2015, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the Fund’s operating results for the 2015 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 30, 2015.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the allowance for credit losses and the unguaranteed residual values of leased equipment, among others.  The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2015
(Unaudited)

Investments in Leases and Loans

The Fund’s investments in leases and loans consist of direct financing leases, operating leases, and loans.

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

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the Fund’s history with regard to the realization of residuals, available industry data, and the Fund’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of the investment in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted.

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

Loans. For term loans, the investment in loans consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted loan payments over the cost of the related equipment. For all other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.

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

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2015
(Unaudited)

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes fee income as fees are collected.  Late fee income was $31,000 for the three month period ended March 31, 2015 and was $84,000 for the three month period ending March 31, 2014.

Recent Accounting Standards

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this ASU, which is effective retrospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, although early adoption is permitted.  The Fund is currently in the process of evaluating the impact of adoption of this ASU on its consolidated balance sheets and plans to adopt this ASU for interim and fiscal periods beginning in 2016.

NOTE 3 – INVESTMENTS IN LEASES AND LOANS, NET

The Fund’s investments in leases and loans, net, consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Direct financing leases (a)	$614	$954
Loans (b)	4,983	9,013
Operating leases	–	3
	5,597	9,970
Allowance for credit losses	(690)	(530)
	$4,907	$9,440

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 180 months.
(b)	The interest rates on loans generally range from 3% to 13%.

The components of direct financing leases and loans are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Leases	Loans	Leases	Loans
Total future minimum contractual payments	$609	$5,658	$897	$10,059
Unearned income	(62)	(591)	(85)	(932)
Residuals, net of unearned residual income (a)	99	-	175	-
Security deposits	(32)	(84)	(33)	(114)
	$614	$4,983	$954	$9,013

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Equipment on operating leases	$–	$108
Accumulated depreciation	–	(105)
	$–	$3

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2015
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from its investments in leases and loans (presented gross of an allowance for credit losses of $690,000 and $530,000) as of March 31, 2015 and December 31, 2014, respectively (dollars in thousands):

	March 31, 2015		December 31, 2014
Age of receivable	Investments in leases and loans	%	Investments in leases and loans	%
Current	$3,828	68.4%	$8,264	82.9%
Delinquent:
31 to 91 days past due	915	16.3%	925	9.3%
Greater than 91 days	854	15.3%	781	7.8%
	$5,597	100.0%	$9,970	100.0%

The credit quality of the Fund’s receivables from its investments in leases and loans as of March 31, 2015 and December 31, 2014 is as follows (in thousands):

	March 31, 2015	December 31, 2014
Performing	$4,743	$9,189
Nonperforming	854	781
	$5,597	$9,970

The Company’s investments in leases and loans as of March 31, 2015 and 2014 was collectively evaluated for impairment, except for certain asset-backed loans that were individually evaluated for impairment in 2014 as they were classified as nonperforming due to collectability concerns.  The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2015	2014
Allowance for credit losses, beginning of period	$530	$8,050
Provision for credit losses	542	1,410
Charge-offs	(559)	(1,451)
Recoveries	177	121
Allowance for credit losses, end of period	$690	$8,130

Allowance for credit losses:
Ending balance, individually evaluated for impairment	$–	$7,230
Ending balance, collectively evaluated for impairment	690	900
Balance, end of period	$690	$8,130

Investments in leases and loans:
Ending balance, individually evaluated for impairment	$–	$8,368
Ending balance, collectively evaluated for impairment	5,597	24,556
Balance, end of period	$5,597	$32,924

NOTE 5 – DEFERRED FINANCING COSTS, NET

As of March 31, 2015 and December 31, 2014, deferred financing costs include $95,000 and $143,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated life of the related debt.  Accumulated amortization as of March 31, 2015 and December 31, 2014 was $2.6 million and $2.5 million, respectively.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2015
(Unaudited)

NOTE 6 – SECURED DEBT

The Fund’s secured debt consists of the following (dollars in thousands):

	March 31, 2015				December 31, 2014
	Type	Maturity Date	Outstanding Balance	Interest rate per annum	Outstanding Balance
2011-1 Term Securitization	Term	December 2023	$3,664	5.50%	$7,189
Less: Unamortized Original Issue Discount			(397)		(464)
Total Debt Balance			$3,267		$6,725

2011-1 Term Securitization

In January 2011, LEAF Receivables Funding 6, LLC, a subsidiary of LCFF, issued six classes of asset-backed notes (the “2011-1 Term Securitization”), one with a stated maturity date of December 2018 and five with a stated maturity date of December 2023.  The notes totaled approximately $96.0 million, bore interest at fixed stated rates ranging from 1.70% to 5.50%, and were issued at an original discount of approximately $6.2 million, of which approximately $397,000 remains unamortized as of March 31, 2015.  As of that date, approximately $3.1 million of gross leases and loans and $626,000 of restricted cash were pledged as collateral for this facility.  Recourse is limited to the amount of collateral pledged, should the proceeds from the collateral not be sufficient to repay the notes in full.  As of March 31, 2015, the first four classes of notes have been paid off in full prior to their stated maturity dates.

In March 2015, the Company sold a pool of 26 leases with a net investment of approximately $2.6 million to a third party for proceeds totaling approximately $2.7 million and recognized a gain on the sale of approximately $80,000.  The proceeds from the sale were used to repay a portion of the Company’s 2011-1 term securitization.  The Company is no longer servicing the leases sold.

Covenants

The 2011-1 Term Securitization is serviced by LEAF Financial, an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer of the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The portfolio was not in compliance with these requirements as of March 31, 2015, of which the trustee, rating agency, and noteholders were aware.  However, the Fund is not, nor has been, delinquent on any payments owed to the noteholders.

Debt Repayments

Estimated future annual principal payments (gross of unamortized original issue discount of $397,000 as of March 31, 2015) on the Fund’s aggregate borrowings over the next five annual periods ended March 31, and thereafter, are as follows (in thousands):

March 31, 2016	$1,345
March 31, 2017	822
March 31, 2018	662
March 31, 2019	463
March 31, 2020	182
Thereafter	190
$3,664

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2015
(Unaudited)

NOTE 7 – PROMISSORY NOTES PAYABLE

LCFF offered 8.25% secured recourse promissory notes (the “Notes”) to private investors in 2008.  The offering closed in February 2009 and raised approximately $9.4 million, of which about $9.3 million was outstanding as of March 31, 2015.  The Notes had a six-year term, required interest only payments until their maturity in February 2015, payable in March 2015, and are subordinated to LCFF’s secured debt.  The Notes are recourse to LCFF only and are collateralized by LCFF’s net assets.  LCFF failed to make the January 2015 and all future periodic interest payments to date and did not pay the principal balance when due in March 2015.  As such, LCFF was notified of its default under the terms of the Notes and began accruing interest in January 2015 at a 10.00% default rate.  However, no rights or remedies, as listed below, have been executed at this time.

The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test which LCFF was not in compliance with as of March 31, 2015, of which the trustee and noteholders were aware.  As a result, the noteholders have the right to declare an event of default, which to date has not occurred.  If the noteholders would declare an event of default, they have various rights and remedies available to them including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  However, as the Notes are subordinated to LCFF’s secured debt, the noteholders are only entitled to the collateral remaining after the secured debt is satisfied, if any. As of March 31, 2015, substantially all of LCFF’s assets of approximately $3.8 million (gross of the related allowance for credit losses) were collateral for the gross balance of approximately $3.7 million on its 2011-1 term securitization.

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

There were no assets or liabilities measured at fair value at March 31, 2015 or December 31, 2014.

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The methods used to estimate the fair value on secured debt that is not measured at fair value, the level within the fair value hierarchy that those fair value measurements are categorized, and the carrying value of the Fund’s secured debt at March 31, 2015 and December 31, 2014 is as follows (in thousands):

	Carrying	Fair Value Measurements Using					Liabilities
	Value	Level 1		Level 2	Level 3		at Fair Value
Secured Debt, at March 31, 2015	$3,267	$	−	$2,640	$	−	$2,640
Secured Debt, at December 31, 2014	$6,725	$	−	$5,330	$	−	$5,330

The fair value of the secured debt was determined using quoted prices obtained from broker-dealers as of the measurement date.  The fair value of the promissory notes payable at March 31, 2015 was determined to be $0 as the notes are in default and as LCFF did not pay the principal balance when due in March 2015 and does not expect to repay the balance in the future.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2015
(Unaudited)

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended March 31,
	2015	2014
Administrative expenses	$14	$70

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund, which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived management fees since August 2010 and all future management fees.  Through March 31, 2015, the General Partner has waived management fees of approximately $7.9 million, of which approximately $34,000 related to the three months ended March 31, 2015.

Due to Affiliates. Due to affiliates includes amounts owed to the General Partner and its affiliates for various items such as management fees, expense reimbursements, and the acquisition and management of equipment portfolios.  These amounts were advanced with the original expectation of repayment.

Distributions. The General Partner owns a 1.0% general partnership interest and a 0.87% limited partnership interest in the Fund. The General Partner was paid cash distributions of $3,000 and $3,000 for its general partnership and limited partnership interests, respectively, for the three months ended March 31, 2015 and $12,000 and $10,000 for its general partnership and limited partnership interests, respectively, for the three months ended March 31, 2014.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Fund has evaluated its March 31, 2015 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. This discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

As used herein, the terms “we,” “us,” or “our” refer to LEAF Equipment Finance Fund 4, L.P. and its subsidiaries (“LEAF 4” or the “Fund”).

Business

We are a Delaware limited partnership formed on January 25, 2008 by our General Partner, LEAF Asset Management, LLC (the “General Partner”), which, along with its affiliates, manages us.  The General Partner is a Delaware limited liability company and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Our offering period began on August 12, 2008. Through our offering termination date of October 30, 2009, we raised $125.7 million by selling 1.2 million of our limited partnership units. We commenced operations in September 2008.

We expect to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period, and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans during the liquidation period, we expect to continue to return capital to our partners as those leases and loans mature. All of our leases and loans mature by December 2032. We entered our liquidation period in October 2014, and accordingly, are prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”). Contractually, we will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Partnership Agreement.

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

To date, limited partners have received total distributions ranging from approximately 22% to 31% of their original investment, depending upon when it was made.  As the cash flows and liquidity of the Fund could no longer support a monthly distribution at an annual rate of 4%, beginning with the February 2014 distribution, received in March, monthly distributions were reduced to 3%.  Also, the April and May 2014 distributions, received in May and June respectively, were lowered to 2%.  Distributions for June 2014, received in July, were lowered to 1% and will continue for as long as the Fund can support them.  However, management is working to maximize the amount that can be distributed to limited partners in the future.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors, which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.  In order to reduce our ongoing cash requirements, the General Partner has waived management fees since August 2010.

Index
General Economic Overview

For the quarter ended March 31, 2015, U.S. economic activity demonstrated the sustained and steady growth as seen over the last several quarters, including a 2.2% increase in GDP reported for the 4th quarter of 2014.  Most sectors of the economy, including the small business sector, showed improvement.  Continued job growth and drops in the unemployment rate contributed to expanding the economy.  Low fuel prices in general had a positive effect on the economy and helped boost consumer and business spending.  The unusually harsh winter had a negative effect on the economy.

Some key economic indicators and reports that were released in the 1st quarter of 2015 that have specific relevance for small-to-medium sized business performance are summarized below.  The indicators continue to be positive.  These indicators have especially important relevance to us as leases and loans to small-to-medium sized businesses comprise the majority of our portfolio.

•	The Monthly Confidence Index reported by The Equipment Leasing & Finance Foundation reported in March 2015 was 72.1, the highest level in four years, and an increase from 63.4 in December 2014. Any Index over 50 indicates a positive outlook for future business conditions. The Monthly Confidence Index measures lease and finance company executive sentiment with respect to availability of capital, plans on hiring, and overall U.S. economic trends. The March 2015 Index reflected the sentiment of the majority of the executives surveyed that business conditions will remain the same or improve over the next four months.
•	The National Association of Realtors reported in December 2014 that the number of existing home sales increased 4.7% over the prior year period, and the sales price of existing homes increased 7.5% over the prior year period. Total housing inventory at the end of February increased 1.6% to 1.89 million existing homes available for sale, but remains 0.5% below a year ago. Home sales are expected to continue to grow due to improved inventory conditions and the improving U.S. economy. Indications exist that the Federal Reserve may implement a rate increase and affordability concerns could be heightened. These housing statistics are important economic indicators because rising home sales generally contribute to an improvement in consumer sentiment which can spur consumer spending, the most important driver of economic growth.
•	The 1st quarter 2015 Thomson Reuters/PayNet Small Business Lending Indices, which measure the volume of lending to small businesses, showed an increase over the prior year period. Over the same period, the small business loan delinquency rates increased slightly. Commentary in the report stated, “While not in a boom phase, small business credit shows a solid increase that is keeping with an expanding economy.”
•	The National Federation of Independent Business reported that its Small Business Optimism Index as reported in February 2015 gained 0.1 points to reach 98.0, the third highest reading since early 2007 and only eclipsed by November and December 2014, which were a bit higher. The economy lost momentum in the fourth quarter, with GDP growth now estimated at 2.2 percent (up 2.4 percent for the year) after strong second and third quarter performances. Gas prices remain much lower than year ago levels, continuing to feed consumer spending and saving. There are fundamental domestic economic currents leading business owners to add workers and these should bubble up in the official statistics and support stronger growth in domestic output.
•	The National Association of Credit Management Index (“CMI”) for March 2015 was 51.2, down from 54.9 at the end of last quarter. Any Index over 50 shows an economy in expansion. The factors comprising the CMI include activities like credit extended, credit approval rates, delinquencies, and bankruptcies. The recent CMI numbers suggest a still sluggish but slowly growing economy. The CMI has remained over 50 for more than a year.
•	The March 2015 Institute of Supply Management reported its PMI Index on the manufacturing sector showed continued expansion. The PMI Index of 51.5 indicated the 27th consecutive month of manufacturing expansion. The PMI Index covers 18 manufacturing industries, and 10 of those industries reported growth in March 2015, down from 11 industries reporting growth in the prior quarter. Comments from the panel refer to continuing challenges from the West Coast port issue, lower oil prices having both positive and negative impacts depending upon the industry, residual effects of the harsh winter, and higher costs of healthcare premiums.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly, which is positive for the small-to-medium sized businesses that comprise the majority of our portfolio.

Index
Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Investments in leases and loans, net	$4,907	$9,440

Active contracts:
Number of contracts	143	254
Number of individual end users (a)	138	247
Average original equipment cost	$131.7	$126.5
Average initial lease term (in months)	102	104
Average remaining lease term (in months)	28	27

States accounting for more than 10% of lease and loan portfolio:
New York	20%	14%
Florida	15%	9%
California	14%	9%
Texas	9%	12%

Types of assets accounting for more than 10% of lease and loan portfolio:
Medical equipment	48%	54%
Restaurant equipment	19%	15%
Building systems	12%	7%
Industrial equipment	10%	8%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	60%	65%
Retail trade	25%	18%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user accounted for more than 10% of our portfolio.

Index
Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Three Months Ended March 31,
			Change
	2015	2014	$	%
Investments in leases and loans before allowance for credit losses	$5,597	$32,924	$(27,327)	(83)%
Less: allowance for credit losses	(690)	(8,130)	7,440	(92)%
Investments in leases and loans, net	$4,907	$24,794	$(19,887)	(80)%

Weighted average investments in direct financing leases and loans before allowance for credit losses	$8,799	$36,304	$(27,505)	(76)%
Non-performing assets	$854	$9,588	$(8,734)	(91)%
Charge-offs, net of recoveries	$382	$1,330	$(948)	(71)%

As a percentage of finance receivables:
Allowance for credit losses	12.33%	24.69%
Non-performing assets	15.26%	29.12%

As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	4.34%	3.66%

Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on the equipment finance portfolios that we manage, an analysis of contractual delinquencies, current economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. Our policy is to charge-off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt, and therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.

We focus on financing equipment used by small to mid-sized businesses.  Because the Fund is in the liquidation phase, the portfolio of outstanding leases and loans has decreased along with the allowance for credit losses, non-performing assets, and charge-offs net of recoveries.  As there have been signs of improvement in the overall economy, the allowance for credit losses and non-performing assets as a percentage of finance receivables also decreased.  Also, as expected in a liquidating portfolio, the performing leases payoff as scheduled while the delinquent leases remain delinquent, resulting in an increase in charge-offs net of recoveries as a percentage of weighted average finance receivables.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, costs, and expenses, and the related disclosure of contingent assets and liabilities.  On an on-going basis we evaluate our estimates, including the allowance for credit losses and the estimated unguaranteed residual values of leased equipment, among others. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2014 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through March 31, 2015.

Index
Results of Operations

Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014 (dollars in thousands):

			Increase (Decrease)
	2015	2014	$	%
Revenues:
Interest on equipment financings	$264	$568	$(304)	(54)%
Rental income	6	38	(32)	(84)%
Gains on sales of equipment and lease dispositions, net	74	105	(31)	(30)%
Other income	33	88	(55)	(63)%
	377	799	(422)	(53)%
Expenses:
Interest expense	466	1,530	(1,064)	(70)%
Depreciation of operating leases	3	13	(10)	(77)%
Provision for credit losses	542	1,410	(868)	(62)%
General and administrative expenses	135	280	(145)	(52)%
Administrative expenses reimbursed to affiliate	14	70	(56)	(80)%
	1,160	3,303	(2,143)	(65)%
Net loss	(783)	(2,504)	1,721
Less: Net loss attributable to the noncontrolling interest	17	106	(89)
Net loss attributable to LEAF 4 partners	$(766)	$(2,398)	$1,632
Net loss allocated to LEAF 4's limited partners	$(758)	$(2,374)	$1,616

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $8.8 million for the three months ended March 31, 2015 as compared to $36.3 million for the three months ended March 31, 2014, a decrease of $27.5 million or 76% due to the continued runoff of our equipment financing portfolio.

•	Gains on sales of equipment and lease dispositions decreased $31,000 to a gain of $74,000 for the three months ended March 31, 2015 compared to a gain of $105,000 for the three months ended March 31, 2014. Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income primarily due to a reduction in late fee income. Late fee income decreased due to the decrease of our equipment financing portfolio.

The decrease in total expenses was primarily a result of the following:

•	A decrease in interest expense due to a decline in our average secured debt outstanding. Average secured borrowings for the three months ended March 31, 2015 and 2014 were $6.0 million and $23.0 million, respectively. The interest expense reduction was driven by accelerated debt payments required by our lenders.

•	A decrease in depreciation of operating leases due to the decrease of our operating lease portfolio.

•	A decrease in the provision for credit losses due to the decrease of our equipment financing portfolio.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliate occurred due to the decrease in the size of our portfolio.

The net loss per limited partnership unit, after the net loss allocated to our General Partner, for the three months ended March 31, 2015 and 2014 was $0.61 and $1.88, respectively, based on the weighted average number of limited partnership units outstanding during the period of 1,243,713 and 1,259,537, respectively.

Index
Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements, in addition to normal operating expenses, are for debt service and distributions to our partners.  We entered our liquidation period in October 2014, and accordingly, are prohibited from acquiring additional leases and loans under the Partnership Agreement.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash (used in) provided by operating activities	$(160)	$500
Net cash provided by investing activities	4,031	6,291
Net cash used in financing activities	(3,969)	(6,845)
Decrease in cash	$(98)	$(54)

Cash decreased by $98,000 due to net proceeds from leases and loans of $4.031 million, offset by cash used in operating activities of $160,000, an increase in restricted cash of $133,000, debt repayments of $3.525 million, and distributions to our partners of $311,000.

Partner’s distributions paid for the three months ended March 31, 2015 and March 31, 2014 were $311,000 and $1.2 million, respectively.  Cumulative partner distributions paid from our inception to March 31, 2015 were approximately $33.1 million.  As the cash flows and liquidity of the Fund could no longer support a monthly distribution at an annual rate of 4%, beginning with the February 2014 distribution, received in March, monthly distributions were reduced to 3%.  Also, the April and May 2014 distributions, received in May and June respectively, were lowered to 2%.  Distributions for June 2014, received in July, were lowered to 1% and will continue for as long as the Fund can support them.

Cash distributions are not guaranteed, are solely dependent on our performance, and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principle payments on our debt facilities required per our agreements, and prevailing economic conditions.  Higher than expected lease and loan defaults have reduced our liquidity and impacted our ability to make monthly cash distributions to our limited partners.  In addition, the terms of our current debt facilities are structured to use excess cash to accelerate the repayment of debt.  This results in paying less interest expense over time, but also has limited available cash to make monthly distributions to the partners.

Our General Partner has waived all management fees since August 2010 and all future management fees.  Through March 31, 2015, the General Partner has waived management fees of approximately $7.9 million, of which approximately $34,000 related to the three months ended March 31, 2015.

Index
Borrowings

2011-1 Term Securitization

Secured debt outstanding as of March 31, 2015 was as follows (dollars in thousands):

	Type	Maturity Date	Outstanding Balance	Interest rate per annum
2011-1 Term Securitization	Term	December 2023	$3,664	5.50%
Less: Unamortized Original Issue Discount			(397)
Total Debt Balance			$3,267

In January 2011, LEAF Receivables Funding 6, LLC, a subsidiary of LEAF Commercial Finance Fund, LLC (“LCFF”) issued six classes of asset-backed notes (the “2011-1 Term Securitization”), one with a stated maturity date of December 2018 and five with a stated maturity date of December 2023.  The notes totaled approximately $96.0 million, bore interest at fixed stated rates ranging from 1.70% to 5.50%, and were issued at an original discount of approximately $6.2 million, of which approximately $397,000 remains unamortized as of March 31, 2015.  As of that date, approximately $3.1 million of gross leases and loans and $626,000 of restricted cash were pledged as collateral for this facility.  Recourse is limited to the amount of collateral pledged, should the proceeds from the collateral not be sufficient to repay the notes in full.  As of March 31, 2015, the first four classes of notes have been paid off in full prior to their stated maturity dates.

The 2011-1 Term Securitization is serviced by LEAF Financial, an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer of the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The portfolio was not in compliance with these requirements as of March 31, 2015, of which the trustee, rating agency, and noteholders were aware.  However, the Fund is not, nor has been, delinquent on any payments owed to the noteholders.

Promissory Notes Payable

LCFF offered 8.25% secured recourse promissory notes (the “Notes”) to private investors in 2008.  The offering closed in February 2009 and raised approximately $9.4 million, of which about $9.3 million was outstanding as of March 31, 2015.  The Notes had a six-year term, required interest only payments until their maturity in February 2015, payable in March 2015, and are subordinated to LCFF’s secured debt.  The Notes are recourse to LCFF only and are collateralized by LCFF’s net assets.  As higher than expected lease and loan defaults resulting from the Great Recession reduced its liquidity, LCFF failed to make the January 2015 and all future periodic interest payments to date and did not pay the principal balance when due in March 2015.  As such, LCFF was notified of its default under the terms of the Notes and began accruing interest in January 2015 at a 10.00% default rate.  However, no rights or remedies, as listed below, have been executed at this time.

The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test which LCFF was not in compliance with as of March 31, 2015, of which the trustee and noteholders were aware.  As a result, the noteholders have the right to declare an event of default, which to date has not occurred.  If the noteholders would declare an event of default, they have various rights and remedies available to them including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  However, as the Notes are subordinated to LCFF’s secured debt, the noteholders are only entitled to the collateral remaining after the secured debt is satisfied, if any.

As of March 31, 2015, substantially all of LCFF’s assets of approximately $3.8 million (gross of the related allowance for credit losses) were collateral for the gross balance of approximately $3.7 million on its 2011-1 term securitization. The promissory notes are non-recourse to LEAF 4 and the impact of the default on the future cash flow of LEAF 4 is expected to be minimal.

Liquidity Summary

Our primary source of cash comes from payments on our lease and loan portfolio.  Our primary use of cash is for debt service.  We used debt to finance substantially all of our leases and loans, which are collateral for the debt.  However, all of the debt is non-recourse to the partnership, which limits our financial exposure.  Repayment of the debt is based on the payments we receive from our customers.  If a lease or loan becomes delinquent, our lender uses the excess collateral from performing leases to repay our loan, even though our customer has not paid us.  Therefore, higher than expected lease and loan defaults will reduce our liquidity.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

LEAF Commercial Finance Fund, LLC (“LCFF”), a subsidiary of LEAF Equipment Finance Fund 4, L.P., offered 8.25% secured recourse promissory notes (the “Notes”) to private investors in 2008.  The offering closed in February 2009 and raised approximately $9.4 million, of which about $9.3 million was outstanding as of March 31, 2015.  The Notes had a six-year term, required interest only payments until their maturity in February 2015, payable in March 2015, and are subordinated to LCFF’s secured debt.  The Notes are recourse to LCFF only and are collateralized by LCFF’s net assets.  As higher than expected lease and loan defaults resulting from the Great Recession reduced its liquidity, LCFF failed to make the January 2015 and all future periodic interest payments to date and did not pay the principal balance when due in March 2015.  As such, LCFF was notified of its default under the terms of the Notes and began accruing interest in January 2015 at a 10.00% default rate.  However, no rights or remedies, as listed below, have been executed at this time.

The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test which LCFF was not in compliance with as of March 31, 2015, of which the trustee and noteholders were aware.  As a result, the noteholders have the right to declare an event of default, which to date has not occurred.  If the noteholders would declare an event of default, they have various rights and remedies available to them including (1) the right to declare all amounts currently outstanding under the Notes as immediately due and payable; (2) the right to take immediate possession of the assets of LCFF; and (3) the right to sell or otherwise dispose of the assets of LCFF in their current condition.  However, as the Notes are subordinated to LCFF’s secured debt, the noteholders are only entitled to the collateral remaining after the secured debt is satisfied, if any. As of March 31, 2015, substantially all of LCFF’s assets of approximately $3.8 million (gross of the related allowance for credit losses) were collateral for the gross balance of approximately $3.7 million on its 2011-1 term securitization.

ITEM 6 – EXHIBITS

Exhibit No.	Description
3.1	Certificate of Limited Partnership (1)
3.2	Amended and Restated Agreement of Limited Partnership (2)
3.3	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of LEAF Equipment Finance Fund 4, L.P. (5)
4.1	Forms of letters sent to limited partners confirming their investment (1)
10.1	Form of Origination and Servicing Agreement Among LEAF Financial Corporation, LEAF Equipment Finance Fund 4, LP and LEAF Funding, Inc. (1)
10.2	Indenture by and between LEAF Commercial Finance Fund, LLC and U.S. Bank National Association (3)
10.3	Amended and Restated Limited Liability Company Agreement of LEAF Commercial Finance Fund, LLC (3)
10.4	Limited Liability Company Agreement of LEAF Funds Joint Venture 2, LLC (3)
10.5	Indenture between LEAF Receivables Funding 6, LLC and U.S. Bank National Association dated as of January 6, 2011 (4)
10.6	First Amendment dated as of February 25, 2013 to the Indenture between LEAF Receivables Funding 6, LLC and U.S. Bank National Association (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) the Consolidated Statement of Changes in Partners’ Deficit for the three months ended March 31, 2015; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and, (v) the Notes to Consolidated Financial Statements.

(1)	Filed previously as an exhibit to our Registration Statement on Form S-1 filed on March 24, 2008 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to Form 8-A on May 8, 2009 and by this reference incorporated herein.
(3)	Filed previously on May 12, 2009 in Post-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to Form 8-K on October 20, 2011 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and by this reference incorporated herein.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEAF EQUIPMENT FINANCE FUND 4, L.P.
Delaware Limited Partnership
By: LEAF Asset Management, LLC, its General Partner

May 14, 2015	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

May 14, 2015	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer