Form 10-Q
period 2015-06-30
LEAF Equipment Finance Fund 4, L.P.
filed 2015-08-18
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash	$4	$99
Restricted cash	296	589
Leases and loans held for sale	1,460	‒
Investments in leases and loans, net	2,749	9,440
Deferred financing costs, net	81	143
Other assets	21	27
Total assets	$4,611	$10,298

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Secured debt	$2,615	$6,725
Promissory notes payable	9,295	9,295
Accounts payable, accrued expenses, and other liabilities	1,062	753
Due to affiliates	2,473	2,622
Total liabilities	15,445	19,395

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(1,206)	(1,189)
Limited partners	(9,530)	(7,836)
Total partners' deficit	(10,736)	(9,025)
Noncontrolling interest	(98)	(72)
Total deficit	(10,834)	(9,097)
Total liabilities and deficit	$4,611	$10,298

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Interest on equipment financings	$188	$345	$452	$913
Rental income	2	26	8	64
Gains on sales of equipment and lease dispositions, net	48	68	122	173
Other income	7	69	40	157
	245	508	622	1,307
Expenses:
Interest expense	376	738	842	2,268
Depreciation of operating leases	‒	12	3	25
Provision for impairment of leases and loans held for sale	130	‒	130	‒
Provision for credit losses	(63)	660	479	2,070
General and administrative expenses	120	200	255	480
Administrative expenses reimbursed to affiliate	9	26	23	96
	572	1,636	1,732	4,939
Net loss	(327)	(1,128)	(1,110)	(3,632)
Less: Net loss attributable to the noncontrolling interest	(9)	(11)	(26)	(117)
Net loss attributable to LEAF 4 partners	$(318)	$(1,117)	$(1,084)	$(3,515)
Net loss allocated to LEAF 4's limited partners	$(315)	$(1,106)	$(1,073)	$(3,480)

Weighted average number of limited partnership units outstanding during the period	1,239,484	1,259,537	1,241,587	1,259,537
Net loss per limited partnership unit	$(0.25)	$(0.88)	$(0.86)	$(2.76)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

	General Partner	Limited Partners		Total Partners’	Non- Controlling	Total
	Amount	Units	Amount	Deficit	Interest	Deficit
Balance at January 1, 2015	$(1,189)	1,243,761	$(7,836)	$(9,025)	$(72)	$(9,097)
Cancellation of limited partnership units	–	(6,680)	–	–	-	‒
Cash distributions paid	(6)	-	(621)	(627)	-	(627)
Net loss	(11)	-	(1,073)	(1,084)	(26)	(1,110)
Balance at June 30, 2015	$(1,206)	1,237,081	$(9,530)	$(10,736)	$(98)	$(10,834)

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,110)	$(3,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of operating leases	3	25
Amortization of deferred financing costs	120	613
Amortization of original issue discount on debt	125	780
Provision for impairment of leases and loans held for sale	130	–
Provision for credit losses	479	2,070
Gains on sales of equipment and lease dispositions, net	(122)	(173)
Changes in operating assets and liabilities:
Other assets	6	(63)
Accounts payable, accrued expenses, and other liabilities	309	(226)
Due to affiliates	(149)	(2,447)
Net cash used in operating activities	(209)	(3,053)

Cash flows from investing activities:
Proceeds from leases and loans	4,939	15,783
Repurchases of leases and loans	–	(143)
Security deposits returned	(256)	(279)
Net cash provided by investing activities	4,683	15,361

Cash flows from financing activities:
Decrease in restricted cash	293	7,139
Repayment of debt	(4,235)	(17,567)
Cash distributions to partners	(627)	(1,909)
Net cash used in financing activities	(4,569)	(12,337)

Decrease in cash	(95)	(29)
Cash, beginning of period	99	229
Cash, end of period	$4	$200

Cash paid for interest	$139	$901

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
June 30, 2015
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

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period, and a subsequent liquidation period of two years, during which time the Fund’s leases and secured loans will either mature or be sold.  In the event the Fund is unable to sell its leases and loans during the liquidation period, the Fund will return capital to its partners as those leases and loans mature.  All of the Fund’s leases and loans mature by December 2032.  The Fund entered its liquidation period in October 2014, and accordingly, is prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”).  Contractually, the Fund terminates on December 31, 2032, unless sooner dissolved or terminated as provided in the Partnership Agreement.

The Fund acquired diversified portfolios of equipment leases and loans to finance to end users throughout the United States as well as the District of Columbia and Puerto Rico. The Fund also acquired existing portfolios from other equipment finance companies, primarily from LEAF Financial Corporation (“LEAF Financial”), an affiliate of its General Partner and a subsidiary of RAI.  The primary objective of the Fund, if the cash flows and liquidity support it, is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.

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

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2015, and the results of its operations and cash flows for the periods presented. The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the Fund’s operating results for the entire fiscal year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 30, 2015.

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

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2015
(Unaudited)

Leases and Loans Held For Sale

The Fund’s leases and loans held for sale are based on the fair value of the sales price of those leases and loans and the proceeds received prior to the sale.  As these leases and loans were sold at a loss in August 2015, the Fund recorded a valuation allowance against these leases and loans held for sale in the form of a provision for impairment as of June 30, 2015.

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

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2015
(Unaudited)

Other Income

Other income includes miscellaneous fees charged by the Fund such as late fee income, among others.  The Fund recognizes fee income as fees are collected.  Late fee income was $7,000 and $38,000, respectively, for the three and six month periods ended June 30, 2015, and was $58,000 and $142,000, respectively, for the three and six month periods ending June 30, 2014.

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

NOTE 3 – INVESTMENTS IN LEASES AND LOANS, NET

The Fund’s investments in leases and loans, net, consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Direct financing leases (a)	$471	$954
Loans (b)	2,418	9,013
Operating leases	-	3
	2,889	9,970
Allowance for credit losses	(140)	(530)
	$2,749	$9,440

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 36 to 180 months.
(b)	The interest rates on loans generally range from 3% to 13%.

The components of direct financing leases and loans are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Leases	Loans	Leases	Loans
Total future minimum contractual payments	$482	$2,610	$897	$10,059
Unearned income	(56)	(122)	(85)	(932)
Residuals, net of unearned residual income (a)	69	-	175	-
Security deposits	(24)	(70)	(33)	(114)
	$471	$2,418	$954	$9,013

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Equipment on operating leases	$-	$108
Accumulated depreciation	-	(105)
	$-	$3

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2015
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from its investments in leases and loans (presented gross of an allowance for credit losses of $140,000 and $530,000 as of June 30, 2015 and December 31, 2014, respectively (dollars in thousands):

	June 30, 2015		December 31, 2014
Age of receivable	Investments in leases and loans	%	Investments in leases and loans	%
Current	$2,450	84.8%	$8,264	82.9%
Delinquent:
31 to 91 days past due	315	10.9%	925	9.3%
Greater than 91 days	124	4.3%	781	7.8%
	$2,889	100.0%	$9,970	100.0%

The credit quality of the Fund’s receivables from its investments in leases and loans as of June 30, 2015 and December 31, 2014 is as follows (in thousands):

	June 30, 2015	December 31, 2014
Performing	$2,765	$9,189
Nonperforming	124	781
	$2,889	$9,970

The Fund’s investments in leases and loans as of June 30, 2015 and 2014 was collectively evaluated for impairment, except for certain asset-backed loans that were individually evaluated for impairment in 2014 as they were classified as nonperforming due to collectability concerns.  The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Allowance for credit losses, beginning of period	$690	$8,130	$530	$8,050
Provision for credit losses	(63)	660	479	2,070
Charge-offs	(796)	(8,654)	(1,355)	(10,105)
Recoveries	309	254	486	375
Allowance for credit losses, end of period	$140	$390	$140	$390

Allowance for credit losses:
Ending balance, individually evaluated for impairment	$–	$–	$–	$–
Ending balance, collectively evaluated for impairment	140	390	140	390
Balance, end of period	$140	$390	$140	$390

Investments in leases and loans:
Ending balance, individually evaluated for impairment	$–	$629	$–	$629
Ending balance, collectively evaluated for impairment	2,889	14,698	2,889	14,698
Balance, end of period	$2,889	$15,327	$2,889	$15,327

NOTE 5 – DEFERRED FINANCING COSTS, NET

As of June 30, 2015 and December 31, 2014, deferred financing costs include $81,000 and $143,000, respectively, of unamortized deferred financing costs which are being amortized over the estimated life of the related debt. Accumulated amortization as of June 30, 2015 and December 31, 2014 was $2.6 million, and $2.5 million, respectively.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2015
(Unaudited)

NOTE 6 –SECURED DEBT

The Fund’s secured debt consists of the following (dollars in thousands):

	June 30, 2015				December 31, 2014
	Type	Maturity Date	Outstanding Balance	Interest rate per annum	Outstanding Balance
2011-1 Term Securitization	Term	December 2023	$2,954	5.50%	$7,189
Less: Unamortized Original Issue Discount			(339)		(464)
Total Debt Balance			$2,615		$6,725

2011-1 Term Securitization

In January 2011, LEAF Receivables Funding 6, LLC, a subsidiary of LCFF, issued six classes of asset-backed notes (the “2011-1 Term Securitization”), one with a stated maturity date of December 2018 and five with a stated maturity date of December 2023.  The notes totaled approximately $96.0 million, bore interest at fixed stated rates ranging from 1.70% to 5.50%, and were issued at an original discount of approximately $6.2 million, of which approximately $339,000 remains unamortized as of June 30, 2015.  As of that date, approximately $2.35 million of gross leases and loans and $250,000 of restricted cash were pledged as collateral for this facility.  Recourse is limited to the amount of collateral pledged, should the proceeds from the collateral not be sufficient to repay the notes in full.  As of June 30, 2015, the first four classes of notes have been paid off in full prior to their stated maturity dates.

In March 2015, the Fund sold a pool of 26 leases with a net investment of approximately $2.6 million to a third party for proceeds totaling approximately $2.7 million and recognized a gain on the sale of approximately $80,000.  The proceeds from the sale were used to repay a portion of the Fund’s 2011-1 term securitization.  The Fund is no longer servicing the leases sold.

As noted in the subsequent events footnote, in August 2015, LEAF Receivables Funding 6, LLC sold a pool of 26 leases with a net investment of approximately $1.53 million to a third party for proceeds totaling approximately $1.40 million and recognized a loss on the sale of approximately $130,000.  The proceeds from the sale were used to repay a portion of the Fund’s 2011-1 term securitization.  The Fund is no longer servicing the leases sold.  Additionally, on August 14, 2015, the Fund purchased the remaining 2011-1 term securitization notes outstanding at a discount, resulting in a gain.

Covenants

The 2011-1 Term Securitization is serviced by LEAF Financial, an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer of the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The portfolio was not in compliance with these requirements as of June 30, 2015, of which the trustee, rating agency, and noteholders were aware.  However, the Fund is not, nor has been, delinquent on any payments owed to the noteholders.

Debt Repayments

Estimated future annual principal payments (gross of unamortized original issue discount of $339,000 as of June 30, 2015) on the Fund’s aggregate borrowings over the next five annual periods ended June 30, and thereafter, are as follows (in thousands):

June 30, 2016	$942
June 30, 2017	931
June 30, 2018	328
June 30, 2019	433
June 30, 2020	161
Thereafter	159
$2,954

See the subsequent events footnote related to the purchase of the remaining 2011-1 term securitization notes outstanding.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2015
(Unaudited)

NOTE 7 – PROMISSORY NOTES PAYABLE

LCFF offered 8.25% secured recourse promissory notes (the “Notes”) to private investors in 2008.  The offering closed in February 2009 and raised approximately $9.4 million, of which about $9.3 million was outstanding as of June 30, 2015.  The Notes had a six-year term, required interest only payments until their maturity in February 2015, payable in March 2015, and are subordinated to LCFF’s secured debt.  The Notes are recourse to LCFF only and are collateralized only by LCFF’s net assets.  LCFF failed to make the January 2015 and all future periodic interest payments to date and did not pay the principal balance when due in March 2015.  As such, LCFF was notified of its default under the terms of the Notes and began accruing interest in January 2015 at a 10.00% default rate.  However, no rights or remedies, as listed below, have been executed at this time.

The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test which LCFF was not in compliance with as of June 30, 2015, of which the trustee and noteholders were aware.  The failure to timely pay the principal and interest balances when due constituted events of default under the indenture.  As such, all amounts currently outstanding under the Notes are immediately due and payable to the noteholders.  However, as the Notes are subordinated to LCFF’s secured debt, the noteholders are only entitled to the collateral remaining after the secured debt is satisfied, if any.  For any such collateral remaining, the noteholders have the right to take immediate possession of those assets and sell or dispose of those assets in their current condition, which to date has not occurred as the secured debt is still outstanding.  As of June 30, 2015, substantially all of LCFF’s assets of approximately $2.7 million (gross of an allowance for credit losses) were collateral for but less than the gross balance of approximately $3.0 million on its 2011-1 term securitization.  Therefore, substantially all of the cash flows from LCFF’s portfolio will be used to pay down the 2011-1 term securitization.

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

There were no assets or liabilities measured at fair value at December 31, 2014.  At June 30, 2015, leases and loans held for sale were measured at a level 3 fair value based on the sales price and proceeds received prior to the sale.

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The methods used to estimate the fair value on secured debt that is not measured at fair value, the level within the fair value hierarchy that those fair value measurements are categorized, and the carrying value of the Fund’s secured debt at June 30, 2015 and December 31, 2014 is as follows (in thousands):

	Carrying	Fair Value Measurements Using					Liabilities
	Value	Level 1		Level 2	Level 3		At Fair Value
Secured Debt, at June 30, 2015	$2,615	$	−	$1,727	$	−	$1,727
Secured Debt, at December 31, 2014	$6,725	$	−	$5,330	$	−	$5,330

The fair value of secured debt was determined using quoted prices obtained from broker-dealers as of the measurement date.  The fair value of the promissory notes payable at June 30, 2015 and December 31, 2014 was determined to be $0, as the notes are in default and as LCFF did not pay the principal balance when due in March 2015, and does not expect to repay the balance in the future.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2015
(Unaudited)

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Administrative expenses	$9	$26	$23	$96

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund, which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived management fees since August 2010 and all future management fees.  Through June 30, 2015, the General Partner has waived management fees of approximately $7.9 million, of which approximately $18,000 and $52,000 related to the three and six month periods ended June 30, 2015, respectively.

Due to Affiliates. Due to affiliates includes amounts owed to the General Partner and its affiliates for various items such as management fees, expense reimbursements, and the acquisition and management of equipment portfolios.  These amounts were advanced with the original expectation of repayment.

Distributions. The General Partner owns a 1% general partnership interest and a 0.87% limited partnership interest in the Fund. The General Partner was paid cash distributions of $6,000 and $5,000 for its general partnership and limited partnership interests, respectively, for the six months ended June 30, 2015 and $19,000 and $16,000 for its general partnership and limited partnership interests, respectively, for the six months ended June 30, 2014.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

In August 2015, LEAF Receivables Funding 6, LLC, a subsidiary of LCFF, sold a pool of 26 leases with a net investment of approximately $1.53 million to a third party for proceeds totaling approximately $1.40 million and recognized a loss on the sale of approximately $130,000.  The proceeds from the sale were used to repay a portion of the Fund’s 2011-1 term securitization.  The Fund is no longer servicing the leases sold.  As of June 30, 2015, these leases and loans were classified as held for sale and a provision was recorded for the impairment of those leases and loans held for sale.  Additionally, on August 14, 2015, the Fund purchased the remaining 2011-1 term securitization notes outstanding at a discount, resulting in a gain.

The Fund has evaluated its June 30, 2015 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events, other than the one noted above, which would require recognition or disclosure in the financial statements.

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

As used herein, the terms “we,” “us,” or “our” refer to LEAF Equipment Finance Fund 4, L.P. and its subsidiaries (“LEAF 4” or the “Fund”).

Business

We are a Delaware limited partnership formed on January 25, 2008 by our General Partner, LEAF Asset Management, LLC (the “General Partner”), which, along with its affiliates, manages us. The General Partner is a Delaware limited liability company and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Our offering period began on August 12, 2008. Through our offering termination date of October 30, 2009, we raised $125.7 million by selling 1.3 million of our limited partnership units. We commenced operations in September 2008.

We expect to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period, and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold.  In the event we are unable to sell our leases and loans during the liquidation period, we will return capital to our partners as those leases and loans mature. All of our leases and loans mature by December 2032. We entered our liquidation period in October 2014, and accordingly, are prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”). Contractually, we will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Partnership Agreement.

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

To date, limited partners have received total distributions ranging from approximately 22% to 31% of their original investment, depending upon when it was made.  Future cash distributions are not guaranteed, are solely dependent on our performance, and are impacted by a number of factors, which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.  In order to reduce our ongoing cash requirements, the General Partner has waived management fees since August 2010.  As the cash flows and liquidity of the Fund could no longer support regular monthly distributions, the May 2015 distribution, paid in June, was the final regular monthly distribution.  No further distributions to limited partners are expected in the future as the Fund continues to liquidate its remaining assets in order to retire its existing debt and pay its other expense obligations.  The Fund could potentially dissolve by the end of 2015 or early in 2016.

Index
General Economic Overview

Economists project that the gross domestic product (“GDP”) grew at a pace of between 2% and 3% for the second quarter ended June 2015, compared to falling at a 0.2% annual pace for the first quarter ended March 2015.  Recent economic indicators suggest that positive momentum is returning to the economy.  Spending for motor vehicles and other goods and services is playing a big role in fueling the economic resurgence, along with a ramping up of construction activity.  Continued job growth and drops in the unemployment rate contributed to expanding the economy.  A second quarter survey of economists showed real GDP growth at approximately 3% to 3.5% in the second half of 2015.

Some key economic indicators and reports that were released in the second quarter of 2015 that have specific relevance for small-to-medium sized business performance are summarized below.  In general, the indicators continue to be positive.  These indicators have especially important relevance to us as leases and loans to small-to-medium sized businesses comprise the majority of our portfolio.

•	The Monthly Confidence Index reported by The Equipment Leasing & Finance Foundation reported in June 2015 was 63.0, easing from 72.1 in March 2015 (the highest level in four years) but consistent with 63.4 in December 2014. Any Index over 50 indicates a positive outlook for future business conditions. The Monthly Confidence Index measures lease and finance company executive sentiment with respect to availability of capital, plans on hiring, and overall U.S. economic trends.
•	The National Association of Realtors reported in June 2015 that existing home sales increased 5.1% in May to their highest pace in nearly six years. Led by the Northeast, all regions experienced sales increases in May. Sales have now increased year-over-year for eight consecutive months and are 9.2% above a year ago. Total housing inventory at the end of May increased 3.2% to 2.29 million existing homes available for sale, and is 1.8% below a year ago. Home sales are expected to continue to grow due to improved inventory conditions and the improving U.S. economy. Indications exist that the Federal Reserve may implement a rate increase and affordability concerns could be heightened. These housing statistics are important economic indicators because rising home sales generally contribute to an improvement in consumer sentiment, which can spur consumer spending, the most important driver of economic growth.
•	The second quarter 2015 Thomson Reuters / PayNet Small Business Lending Indices, which measure the volume of lending to small businesses, showed an increase over the prior year period, keeping intact the expansion trend that has now been in place for 26 months.
•	The National Federation of Independent Business reported that its Small Business Optimism Index, as reported in June 2015, dropped 4.2 points over the month to 94.1, ending five months of growth. The decline was due primarily to declines in spending plans, weaker expectations from real sales and business conditions, and deteriorations in earnings trends. However, May and June readings suggest that the credit appetite of small business owners might be increasing.
•	The National Association of Credit Management Index (“CMI”) for June 2015 was 53.4, up from 51.2 at the end of last quarter. Any Index over 50 shows an economy in expansion. The factors comprising the CMI include activities like credit extended, credit approval rates, delinquencies and bankruptcies. The recent CMI numbers suggest a still sluggish but slowly growing economy. The CMI has remained over 50 for more than three years.
•	The June 2015 Institute of Supply Management reported its PMI Index on the manufacturing sector showed continued expansion. The PMI Index of 53.5 indicated the 30th consecutive month of manufacturing expansion, and the overall economy grew for the 73rd consecutive month. The PMI Index covers 18 manufacturing industries, and 11 of those industries reported growth in June 2015, consistent with prior quarter. Comments from the panel refer to continuing challenges from the West Coast port issue, lower oil prices having both positive and negative impacts depending upon the industry, residual effects of the harsh winter, and higher costs of healthcare premiums.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly, which is positive for the small-to-medium sized businesses that comprise the majority of our portfolio.

Index
Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Investments in leases and loans, net	$2,749	$9,440

Active contracts:
Number of contracts	71	254
Number of individual end users (a)	68	247
Average original equipment cost	$120.9	$126.5
Average initial lease term (in months)	101	104
Average remaining lease term (in months)	29	27

States accounting for more than 10% of lease and loan portfolio:
California	20%	9%
New York	17%	14%
Minnesota	11%	4%
Georgia	10%	5%
Texas	1%	12%

Types of assets accounting for more than 10% of lease and loan portfolio:
Medical equipment	32%	54%
Restaurant equipment	21%	15%
Building systems	21%	7%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	49%	65%
Retail trade	23%	18%
Finance/insurance/real estate	11%	5%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. As of June 30, 2015, one lessee accounting for approximately 17% of the Fund’s portfolio and another accounted for approximately 11% of the Fund’s portfolio. No other individual end user accounted for more than 10% of our portfolio.

Index
Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Six Months Ended June 30,
			Change
	2015	2014	$	%
Investments in leases and loans before allowance for credit losses	$2,889	$15,327	$(12,438)	(81)%
Less: allowance for credit losses	(140)	(390)	250	(64)%
Investments in leases and loans, net	$2,749	$14,937	$(12,188)	(82)%

Weighted average investments in direct financing leases and loans before allowance for credit losses	$6,827	$31,007	$(24,180)	(78)%
Non-performing assets	$124	$1,080	$(956)	(88)%
Charge-offs, net of recoveries	$869	$9,730	$(8,861)	(91)%

As a percentage of finance receivables:
Allowance for credit losses	4.85%	2.54%
Non-performing assets	4.31%	7.05%

As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	12.73%	31.38%

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

We focus on financing equipment used by small-to-medium sized businesses.  Because the Fund is in the liquidation phase, the portfolio of outstanding leases and loans has decreased along with the allowance for credit losses, non-performing assets, and charge-offs net of recoveries.  As there have been signs of improvement in the overall economy, the non-performing assets as a percentage of finance receivables and the charge-offs net of recoveries as a percentage of weighted average finance receivables also decreased.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, costs and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including the allowance for credit losses and the estimated unguaranteed residual values of leased equipment, among others. We base our estimates on historical experience, current economic conditions, and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2014 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through June 30, 2015.

Index
Results of Operations

Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014 (dollars in thousands):

			Increase (Decrease)
	2015	2014	$	%
Revenues:
Interest on equipment financings	$188	$345	$(157)	(46)%
Rental income	2	26	(24)	(92)%
Gains on sales of equipment and lease dispositions, net	48	68	(20)	(29)%
Other income	7	69	(62)	(90)%
	245	508	(263)	(52)%
Expenses:
Interest expense	376	738	(362)	(49)%
Depreciation of operating leases	‒	12	(12)	(100)%
Provision for impairment of leases and loans held for sale	130	‒	130	100%
Provision for credit losses	(63)	660	(723)	(110)%
General and administrative expenses	120	200	(80)	(40)%
Administrative expenses reimbursed to affiliate	9	26	(17)	(65)%
	572	1,636	(1,064)	(65)%
Net loss	(327)	(1,128)	801
Less: Net loss attributable to the noncontrolling interest	(9)	(11)	2
Net loss attributable to LEAF 4 partners	$(318)	$(1,117)	$799
Net loss allocated to LEAF 4's limited partners	$(315)	$(1,106)	$791

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $4.9 million for the three months ended June 30, 2015 as compared to $25.7 million for the three months ended June 30, 2014, a decrease of $20.8 million or 81% due to the continued runoff of our equipment financing portfolio.

•	Gains on sales of equipment and lease dispositions decreased $20,000 to a gain of $48,000 for the three months ended June 30, 2015 as compared to a gain of $68,000 for the three months ended June 30, 2014. Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income primarily due to a reduction in late fee income. Late fee income decreased due to the decrease of our equipment financing portfolio.

The decrease in total expenses was primarily a result of the following:

•	A decrease in interest expense due to a decline in our average secured debt outstanding. Average secured borrowings for the three months ended June 30, 2015 and 2014 were $2.9 million and $12.2 million, respectively. The interest expense reduction was driven by accelerated debt payments required by our lenders.

•	A decrease in depreciation of operating leases due to the decrease of our operating lease portfolio.

•	A decrease in the provision for credit losses due to the decrease of our equipment financing portfolio.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

The net loss per limited partnership unit, after the net loss allocated to our General Partner, for the three months ended June 30, 2015 and 2014 was $0.25 and $0.88, respectively, based on the weighted average number of limited partnership units outstanding during the period of 1,239,484 and 1,259,537, respectively.

Index
Six Months Ended June 30, 2015 as Compared to the Six Months Ended June 30, 2014 (dollars in thousands):

			Increase (Decrease)
	2015	2014	$	%
Revenues:
Interest on equipment financings	$452	$913	$(461)	(50)%
Rental income	8	64	(56)	(88)%
Gains on sales of equipment and lease dispositions, net	122	173	(51)	(29)%
Other income	40	157	(117)	(75)%
	622	1,307	(685)	(52)%
Expenses:
Interest expense	842	2,268	(1,426)	(63)%
Depreciation of operating leases	3	25	(22)	(88)%
Provision for impairment of leases and loans held for sale	130	‒	130	100%
Provision for credit losses	479	2,070	(1,591)	(77)%
General and administrative expenses	255	480	(225)	(47)%
Administrative expenses reimbursed to affiliate	23	96	(73)	(76)%
	1,732	4,939	(3,207)	(65)%
Net loss	(1,110)	(3,632)	2,522
Less: Net loss attributable to the noncontrolling interest	(26)	(117)	91
Net loss attributable to LEAF 4 partners	$(1,084)	$(3,515)	$2,431
Net loss allocated to LEAF 4's limited partners	$(1,073)	$(3,480)	$2,407

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $6.8 million for the six months ended June 30, 2015 as compared to $31.0 million for the six months ended June 30, 2014, a decrease of $24.2 million or 78% due to the continued runoff of our equipment financing portfolio.

•	Gains on sales of equipment and lease dispositions decreased $51,000 to a gain of $122,000 for the six months ended June 30, 2015 as compared to a gain of $173,000 for the six months ended June 30, 2014. Gains and losses on sales of equipment may vary significantly from period to period.

•	A decrease in other income primarily due to a reduction in late fee income. Late fee income decreased due to the decrease of our equipment financing portfolio.

The decrease in total expenses was primarily a result of the following:

•	A decrease in interest expense due to a decline in our average secured debt outstanding. Average secured borrowings for the six months ended June 30, 2015 and 2014 were $4.4 million and $17.6 million, respectively. The interest expense reduction was driven by accelerated debt payments required by our lenders.

•	A decrease in depreciation of operating leases due to the decrease of our operating lease portfolio.

•	A decrease in the provision for credit losses due to the decrease of our equipment financing portfolio.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the six months ended June 30, 2015 and 2014 was $0.86 and $2.76, respectively, based on a weighted average number of limited partner units outstanding during the period of 1,241,587 and 1,259,537, respectively.

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

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(209)	$(3,053)
Net cash provided by investing activities	4,683	15,361
Net cash used in financing activities	(4,569)	(12,337)
Decrease in cash	$(95)	$(29)

Cash decreased by $95,000 due to net proceeds from leases and loans of $4.683 million and a reduction in restricted cash of $293,000, offset by cash used in operating activities of $209,000, debt repayments of $4.235 million, and distributions to our partners of $627,000.

Partner’s distributions paid for the six months ended June 30, 2015 and June 30, 2014 were $627,000 and $1.9 million, respectively, each period. Cumulative partner distributions paid from our inception to June 30, 2015 were approximately $33.5 million.  As the cash flows and liquidity of the Fund could no longer support regular monthly distributions, the May 2015 distribution, paid in June, was the final regular monthly distribution.  No further distributions to limited partners are expected in the future as the Fund continues to liquidate its remaining assets in order to retire its existing debt and pay its other expense obligations.  The Fund could potentially dissolve by the end of 2015 or early in 2016.

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

Our General Partner has waived all management fees since August 2010 and all future management fees.  Through June 30, 2015, the General Partner has waived management fees of approximately $7.9 million, of which approximately $52,000 related to the six months ended June 30, 2015.

Index
Borrowings

2011-1 Term Securitization

Secured debt outstanding as of June 30, 2015 was as follows (dollars in thousands):

	Type	Maturity Date	Outstanding Balance	Interest rate per annum
2011-1 Term Securitization	Term	December 2023	$2,954	5.50%
Less: Unamortized Original Issue Discount			(339)
Total Debt Balance			$2,615

In January 2011, LEAF Receivables Funding 6, LLC, a subsidiary of LEAF Commercial Finance Fund, LLC (“LCFF”) issued six classes of asset-backed notes (the “2011-1 Term Securitization”), one with a stated maturity date of December 2018 and five with a stated maturity date of December 2023.  The notes totaled approximately $96.0 million, bore interest at fixed stated rates ranging from 1.70% to 5.50%, and were issued at an original discount of approximately $6.2 million, of which approximately $339,000 remains unamortized as of June 30, 2015.  As of that date, approximately $2.35 million of gross leases and loans and $250,000 of restricted cash were pledged as collateral for this facility.  Recourse is limited to the amount of collateral pledged, should the proceeds from the collateral not be sufficient to repay the notes in full.  As of June 30, 2015, the first four classes of notes have been paid off in full prior to their stated maturity dates.

In August 2015, LEAF Receivables Funding 6, LLC sold a pool of 26 leases with a net investment of approximately $1.53 million to a third party for proceeds totaling approximately $1.40 million and recognized a loss on the sale of approximately $130,000.  The proceeds from the sale were used to repay a portion of the Fund’s 2011-1 term securitization.  The Fund is no longer servicing the leases sold.  Additionally, on August 14, 2015, the Fund purchased the remaining 2011-1 term securitization notes outstanding at a discount, resulting in a gain.

The 2011-1 Term Securitization is serviced by LEAF Financial, an affiliate of the Fund’s General Partner (the “Servicer”).  If the Servicer of the Fund’s portfolio does not comply with certain requirements, then the noteholders have the right to replace the Servicer.  The portfolio was not in compliance with these requirements as of June 30, 2015, of which the trustee, rating agency, and noteholders were aware.  However, the Fund is not, nor has been, delinquent on any payments owed to the noteholders.

Promissory Notes Payable

LCFF offered 8.25% secured recourse promissory notes (the “Notes”) to private investors in 2008.  The offering closed in February 2009 and raised approximately $9.4 million, of which about $9.3 million was outstanding as of June 30, 2015.  The Notes had a six-year term, required interest only payments until their maturity in February 2015, payable in March 2015, and are subordinated to LCFF’s secured debt.  The Notes are recourse to LCFF only and are collateralized only by LCFF’s net assets.  As higher than expected lease and loan defaults resulting from the Great Recession reduced its liquidity, LCFF failed to make the January 2015 and all future periodic interest payments to date and did not pay the principal balance when due in March 2015.  As such, LCFF was notified of its default under the terms of the Notes and began accruing interest in January 2015 at a 10.00% default rate.  However, no rights or remedies, as listed below, have been executed at this time.

The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test which LCFF was not in compliance with as of June 30, 2015, of which the trustee and noteholders were aware.  The failure to timely pay the principal and interest balances when due constituted events of default under the indenture.  As such, all amounts currently outstanding under the Notes are immediately due and payable to the noteholders.  However, as the Notes are subordinated to LCFF’s secured debt, the noteholders are only entitled to the collateral remaining after the secured debt is satisfied, if any.  For any such collateral remaining, the noteholders have the right to take immediate possession of those assets and sell or dispose of those assets in their current condition, which to date has not occurred as the secured debt is still outstanding.

As of June 30, 2015, substantially all of LCFF’s assets of approximately $2.7 million (gross of an allowance for credit losses) were collateral for but less than the gross balance of approximately $3.0 million on its 2011-1 term securitization.  Therefore, substantially all of the cash flows from LCFF’s portfolio will be used to pay down the 2011-1 term securitization.  The promissory notes are non-recourse to LEAF 4 and the impact of the default on the future cash flow of LEAF 4 is expected to be minimal.

Index
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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

LEAF Commercial Finance Fund, LLC (“LCFF”), a subsidiary of LEAF Equipment Finance Fund 4, L.P., offered 8.25% secured recourse promissory notes (the “Notes”) to private investors in 2008.  The offering closed in February 2009 and raised approximately $9.4 million, of which about $9.3 million was outstanding as of June 30, 2015.  The Notes had a six-year term, required interest only payments until their maturity in February 2015, payable in March 2015, and are subordinated to LCFF’s secured debt.  The Notes are recourse to LCFF only and are collateralized only by LCFF’s net assets.  As higher than expected lease and loan defaults resulting from the Great Recession reduced its liquidity, LCFF failed to make the January 2015 and all future periodic interest payments to date and did not pay the principal balance when due in March 2015.  As such, LCFF was notified of its default under the terms of the Notes and began accruing interest in January 2015 at a 10.00% default rate.  However, no rights or remedies, as listed below, have been executed at this time.

The Notes are subject to various covenants as set forth in their indenture, including an interest coverage ratio test which LCFF was not in compliance with as of June 30, 2015, of which the trustee and noteholders were aware.  The failure to timely pay the principal and interest balances when due constituted events of default under the indenture.  As such, all amounts currently outstanding under the Notes are immediately due and payable to the noteholders.  However, as the Notes are subordinated to LCFF’s secured debt, the noteholders are only entitled to the collateral remaining after the secured debt is satisfied, if any.  For any such collateral remaining, the noteholders have the right to take immediate possession of those assets and sell or dispose of those assets in their current condition, which to date has not occurred as the secured debt is still outstanding.   As of June 30, 2015, substantially all of LCFF’s assets of approximately $2.7 million (gross of an allowance for credit losses) were collateral for but less than the gross balance of approximately $3.0 million on its 2011-1 term securitization.  Therefore, substantially all of the cash flows from LCFF’s portfolio will be used to pay down the 2011-1 term securitization.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) the Consolidated Statements of Operations for the three and six month periods ended June 30, 2015 and 2014; (iii) the Consolidated Statement of Changes in Partners’ Deficit for the six months ended June 30, 2015; (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014; and, (v) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
Delaware Limited Partnership
	By:	LEAF Asset Management, LLC, its General Partner

August 17, 2015	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

August 17, 2015	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer