Form 10-Q
period 2015-09-30
LEAF Equipment Finance Fund 4, L.P.
filed 2015-11-13
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash	$66	$99
Restricted cash	150	589
Investments in leases and loans, net	2,046	9,440
Deferred financing costs, net	–	143
Other assets	17	27
Total assets	$2,279	$10,298

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Secured debt	$–	$6,725
Promissory notes payable	9,295	9,295
Accounts payable, accrued expenses, and other liabilities	1,311	753
Due to affiliates	2,830	2,622
Total liabilities	13,436	19,395

Commitments and contingencies (Note 9)

Partners’ Deficit:
General partner	(1,209)	(1,189)
Limited partners	(9,840)	(7,836)
Total partners' deficit	(11,049)	(9,025)
Noncontrolling interest	(108)	(72)
Total deficit	(11,157)	(9,097)
Total liabilities and deficit	$2,279	$10,298

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Interest on equipment financings	$113	$323	$565	$1,236
Rental income	–	12	8	75
(Losses) gains on sales of equipment and lease dispositions, net	(135)	(35)	(143)	138
Gain on extinguishment of debt	258	–	258	–
Other income	22	23	62	180
	258	323	750	1,629
Expenses:
Interest expense	277	543	1,119	2,811
Depreciation of operating leases	‒	1	3	26
Provision for credit losses	176	728	655	2,798
General and administrative expenses	119	86	374	566
Administrative expenses reimbursed to affiliate	9	22	32	118
	581	1,380	2,183	6,319
Net loss	(323)	(1,057)	(1,433)	(4,690)
Less: Net loss attributable to the noncontrolling interest	(10)	(26)	(36)	(142)
Net loss attributable to LEAF 4 partners	$(313)	$(1,031)	$(1,397)	$(4,548)
Net loss allocated to LEAF 4's limited partners	$(310)	$(1,021)	$(1,383)	$(4,503)

Weighted average number of limited partnership units outstanding during the period	1,237,081	1,259,537	1,240,068	1,259,537
Net loss per limited partnership unit	$(0.25)	$(0.81)	$(1.12)	$(3.58)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

	General Partner	Limited Partners		Total Partners’	Non- Controlling	Total
	Amount	Units	Amount	Deficit	Interest	Deficit
Balance at January 1, 2015	$(1,189)	1,243,761	$(7,836)	$(9,025)	$(72)	$(9,097)
Cancellation of limited partnership units	–	(6,680)	–	–	-	‒
Cash distributions paid	(6)	-	(621)	(627)	-	(627)
Net loss	(14)	-	(1,383)	(1,397)	(36)	(1,433)
Balance at September 30, 2015	$(1,209)	1,237,081	$(9,840)	$(11,049)	$(108)	$(11,157)

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,433)	$(4,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of operating leases	3	26
Amortization of deferred financing costs and other non-cash interest	130	734
Amortization of original issue discount on debt	139	884
Provision for credit losses	655	2,798
Losses (gains) on sales of equipment and lease dispositions, net	143	(138)
Gain on extinguishment of debt	(258)	–
Changes in operating assets and liabilities:
Other assets	10	41
Accounts payable, accrued expenses, and other liabilities	558	(396)
Due to affiliates	(452)	(3,573)
Net cash used in operating activities	(505)	(4,314)

Cash flows from investing activities:
Proceeds from leases and loans	6,792	18,176
Repurchases of leases and loans	–	(143)
Security deposits returned	(263)	(328)
Net cash provided by investing activities	6,529	17,705

Cash flows from financing activities:
Decrease in restricted cash	439	7,597
Repayment of debt	(6,529)	(18,780)
Cash distributions to partners	(627)	(2,227)
Advance from affiliate	660	–
Net cash used in financing activities	(6,057)	(13,410)

Decrease in cash	(33)	(19)
Cash, beginning of period	99	229
Cash, end of period	$66	$210

Cash paid for interest	$165	$1,215

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30, 2015
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

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period, and a subsequent liquidation period of two years, during which time the Fund’s leases and secured loans will either mature or be sold.  In the event the Fund is unable to sell its leases and loans during the liquidation period, the Fund will return capital to its partners as those leases and loans mature.  All of the Fund’s leases and loans mature by December 2032.  The Fund entered its liquidation period in October 2014, and accordingly, is prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (the “Partnership Agreement”).  Contractually, the Fund terminates on December 31, 2032, unless sooner dissolved or terminated as provided in the Partnership Agreement.

The Fund acquired diversified portfolios of equipment leases and loans to finance to end users throughout the United States as well as Puerto Rico. The Fund also acquired existing portfolios from other equipment finance companies, primarily from LEAF Financial Corporation (“LEAF Financial”), an affiliate of its General Partner and a subsidiary of RAI.  The primary objective of the Fund, if the cash flows and liquidity support it, is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.

In addition to its 1% general partnership interest, the General Partner has also invested $1.0 million for a 0.87% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund, LEAF Funding, LLC (“LEAF Funds JV1”), and LEAF Funds Joint Venture 2, LLC (“LEAF Funds JV2”) and its subsidiaries LEAF Commercial Finance Fund, LLC (“LCFF”) and LEAF Receivables Funding 6, LLC (“LRF6”).  The Fund maintains a 96% and 98% ownership interest in LEAF Funds JV1 and LEAF Funds JV2, respectively.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of September 30, 2015, and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the Fund’s operating results for the entire fiscal year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 30, 2015.

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
September 30, 2015
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

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the Fund’s history with regard to the realization of residuals, available industry data, and the Fund’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of the investment in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted

Operating Leases. Leases not meeting the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis.

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
September 30, 2015
(Unaudited)

Income Taxes

Federal and state income tax laws provide that the income or losses of the Fund are reportable by the partners on their individual income tax returns.  Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Recent Accounting Standards

No Accounting Standards Updates (“ASUs”) issued during 2015 are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – INVESTMENTS IN LEASES AND LOANS, NET

During the nine months ended September 30, 2015, the Fund sold pools totaling 52 leases, in two separate sales, with a net investment of approximately $4.14 million to a third party for proceeds totaling approximately $4.09 million and recognized a loss on the sale of approximately $50,000.  The proceeds from the sale were used to repay a portion of the Fund’s 2011-1 term securitization.  Neither the Fund nor its affiliates continue to service the leases sold.

The Fund’s investments in leases and loans, net, consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Direct financing leases (a)	$393	$954
Loans (b)	2,083	9,013
Operating leases	-	3
	2,476	9,970
Allowance for credit losses	(430)	(530)
	$2,046	$9,440

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 36 to 180 months.
(b)	The interest rates on loans generally range from 3% to 13%.

The components of direct financing leases and loans are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Leases	Loans	Leases	Loans
Total future minimum contractual payments	$433	$2,385	$897	$10,059
Unearned income	(76)	(235)	(85)	(932)
Residuals, net of unearned residual income (a)	60	-	175	-
Security deposits	(24)	(67)	(33)	(114)
	$393	$2,083	$954	$9,013

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands) (zero at September 30, 2015):

December 31, 2014
Equipment on operating leases	$108
Accumulated depreciation	(105)
$3

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2015
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from its investments in leases and loans (presented gross of an allowance for credit losses of $430,000 and $530,000 as of September 30, 2015 and December 31, 2014, respectively (dollars in thousands):

	September 30, 2015		December 31, 2014
Age of receivable	Investments in leases and loans	%	Investments in leases and loans	%
Current	$1,368	55.2%	$8,264	82.9%
Delinquent:
31 to 90 days past due	202	8.2%	925	9.3%
Greater than 90 days	906	36.6%	781	7.8%
	$2,476	100.0%	$9,970	100.0%

The credit quality of the Fund’s receivables from its investments in leases and loans as of September 30, 2015 and December 31, 2014 is as follows (in thousands):

	September 30, 2015	December 31, 2014
Performing	$1,570	$9,189
Nonperforming	906	781
	$2,476	$9,970

The Fund’s investments in leases and loans as of September 30, 2015 and 2014 was collectively evaluated for impairment.  The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Allowance for credit losses, beginning of period	$140	$390	$530	$8,050
Provision for credit losses	176	728	655	2,798
Charge-offs	(2)	(804)	(1,357)	(10,909)
Recoveries	116	86	602	461
Allowance for credit losses, end of period	$430	$400	$430	$400

Allowance for credit losses:
Ending balance, collectively evaluated for impairment	$430	$400	$430	$400

Investments in leases and loans:
Ending balance, collectively evaluated for impairment	$2,476	$12,180	$2,476	$12,180

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2015
(Unaudited)

NOTE 5 – SECURED DEBT

2011-1 Term Securitization

In January 2011, LRF6, a subsidiary of LCFF, issued six classes of asset-backed notes (the “2011-1 Term Securitization”), one with a stated maturity date of December 2018 and five with a stated maturity date of December 2023.  The notes totaled approximately $96.0 million, bore interest at fixed stated rates ranging from 1.70% to 5.50%, were issued at an original discount of approximately $6.2 million, and were collateralized by gross leases and loans and restricted cash.  Recourse was limited to the amount of collateral pledged and principal and interest were due as payments were received on the underlying leases and loans pledged as collateral.  At December 31, 2014, the $6.725 million net balance consisted of $7.189 million net of an unamortized original issue discount of $464,000.

In August 2015, LEAF 4 purchased, from a third party noteholder, the remaining outstanding 2011-1 term securitization notes that were issued by LRF6.  The outstanding notes of $1.366 million were purchased for $705,000, a discount of $661,000.  This resulted in a gain on extinguishment of debt of $258,000 after taking into account the write-off of the remaining unamortized deferred financing costs and original issue discount on debt totaling approximately $403,000.

The gain on extinguishment of debt for the nine months ended September 30, 2015 consists of the following (in thousands):

Principal due prior to purchase	$1,366
Purchase price	(705)
Gross gain	661
Write-off of unamortized deferred financing costs	(78)
Write-off of unamortized original issue discount on debt	(325)
Gain on extinguishment of debt	$258

The cash used to purchase the remaining notes outstanding primarily was advanced from the General Partner and will be repaid as the remaining portfolio is collected.  In October 2015, the trustee assigned its responsibilities as the initial trustee, custodian, and back-up servicer to an affiliate of the General Partner, who then waived its right to compensation for those services.  Consequently, the $150,000 of restricted cash as of September 30, 2015 was made unrestricted and was remitted to the General Partner as partial repayment of the advance used to purchase the remaining notes outstanding.

NOTE 6 – PROMISSORY NOTES PAYABLE

LCFF offered 8.25% secured recourse promissory notes (the “Notes”) to private investors in 2008.  The offering closed in February 2009 and raised approximately $9.4 million, of which about $9.3 million was outstanding as of September 30, 2015.  The Notes had a six-year term, required interest only payments until their maturity in February 2015, payable in March 2015, and are subordinated to LCFF’s secured debt.  The Notes are recourse to LCFF only and are collateralized only by LCFF’s unencumbered net assets.  LCFF failed to make the January 2015 and all future periodic interest payments to date and did not pay the principal balance when due in March 2015.  As such, LCFF was notified of its default under the terms of the Notes and began accruing interest in January 2015 at a 10% default rate.  However, no remedies or legal action against LCFF have been executed at this time as its leases and loans are collateral for outstanding debt.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2015
(Unaudited)

NOTE 7 – FAIR VALUE MEASUREMENT

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

There were no assets or liabilities measured at fair value at September 30, 2015 or December 31, 2014.

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The fair value of the promissory notes payable at September 30, 2015 and December 31, 2014 was determined to be zero as the notes are in default and as LCFF did not pay the principal balance when due in March 2015, and does not expect to repay the balance in the future.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2015
(Unaudited)

NOTE 8 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Administrative expenses	$9	$22	$32	$118

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund, which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived management fees since August 2010 and all future management fees.  Through September 30, 2015, the General Partner has waived management fees of approximately $7.9 million, of which approximately $12,000 and $65,000 related to the three and nine month periods ended September 30, 2015, respectively.

Due to Affiliates. Due to affiliates includes amounts owed to the General Partner and its affiliates for various items such as management fees, expense reimbursements, and the acquisition and management of equipment portfolios.  This balance also includes approximately $660,000 received in August 2015 to settle the 2011-1 term securitization as described in Note 5.  These amounts were advanced with the expectation of repayment.

Distributions. The General Partner owns a 1% general partnership interest and a 0.87% limited partnership interest in the Fund. The General Partner was paid cash distributions of $6,000 and $5,000 for its general partnership and limited partnership interests, respectively, for the nine months ended September 30, 2015 and $23,000 and $19,000 for its general partnership and limited partnership interests, respectively, for the nine months ended September 30, 2014.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

The Fund has evaluated its September 30, 2015 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events, other than the one disclosed in Note 5, which would require recognition or disclosure in the financial statements.

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

We were expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period, and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold.  In the event we are unable to sell our leases and loans during the liquidation period, we will return capital to our partners as those leases and loans mature. All of our leases and loans mature by December 2032. We entered our liquidation period in October 2014, and accordingly, are prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (the “Partnership Agreement”). Contractually, we will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Partnership Agreement.  The General Partner has been active in taking steps to wind up the Fund.  It is expected that the full liquidation of the Fund will occur in 2016.  That date may vary based on lease maturities and the sale of the remaining portfolio.

To date, limited partners have received total distributions ranging from approximately 22% to 31% of their original investment, depending upon when it was made.  Future cash distributions are not expected.  The Fund entered its liquidation period in October 2014 and the General Partner has been actively working to wind up the partnership.  During 2015, the Fund sold a pool of leases with a net investment of approximately $4.14 million to a third party and has arranged for the repayment of its 2011-1 term securitization.  It is expected that the Fund will most likely terminate during 2016.  However, the termination of the Fund is dependent upon the repayment or sale of the remaining portfolio.

Index
Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Investments in leases and loans, net	$2,046	$9,440

Active contracts:
Number of contracts	53	254
Number of individual end users (a)	51	247
Average original equipment cost	$128.5	$126.5
Average initial lease term (in months)	104	104
Average remaining lease term (in months)	32	27

States accounting for more than 10% of lease and loan portfolio:
California	20%	9%
New York	18%	14%
Minnesota	11%	4%
Georgia	10%	5%
Texas	-%	12%

Types of assets accounting for more than 10% of lease and loan portfolio:
Medical equipment	33%	54%
Restaurant equipment	22%	15%
Building systems	21%	7%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	49%	65%
Retail trade	23%	18%
Finance/insurance/real estate	13%	5%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. As of September 30, 2015, one lessee accounting for approximately 18% of the Fund’s portfolio and another accounted for approximately 12% of the Fund’s portfolio. No other individual end user accounted for more than 10% of our portfolio.

Index
Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Nine Months Ended September 30,
			Change
	2015	2014	$	%
Investments in leases and loans before allowance for credit losses	$2,476	$12,180	$(9,704)	(80)%
Less: allowance for credit losses	(430)	(400)	(30)	8%
Investments in leases and loans, net	$2,046	$11,780	$(9,734)	(83)%

Weighted average investments in direct financing leases and loans before allowance for credit losses	$5,393	$25,228	$(19,835)	(79)%
Non-performing assets	$906	$393	$513	131%
Charge-offs, net of recoveries	$755	$10,448	$(9,693)	(93)%

As a percentage of finance receivables:
Allowance for credit losses	17.37%	3.28%
Non-performing assets	36.59%	3.23%

As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	14.00%	41.41%

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

We focus on financing equipment used by small-to-medium sized businesses.  Because the Fund is in the liquidation phase, the portfolio of outstanding leases and loans has decreased.  Also, as expected in a liquidating portfolio, the performing leases payoff as scheduled while the delinquent leases remain delinquent, resulting in an increase in the allowance for credit losses and non-performing assets as a percentage of finance receivables.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2014 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”  There have been no material changes to these policies through September 30, 2015.

Index
Results of Operations

Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014 (dollars in thousands):

			Increase (Decrease)
	2015	2014	$	%
Revenues:
Interest on equipment financings	$113	$323	$(210)	(65)%
Rental income	–	12	(12)	(100)%
Losses on sales of equipment and lease dispositions, net	(135)	(35)	(100)	286%
Gain on extinguishment of debt	258	–	258	100%
Other income	22	23	(1)	(4)%
	258	323	(65)	(20)%
Expenses:
Interest expense	277	543	(266)	(49)%
Depreciation of operating leases	‒	1	(1)	(100)%
Provision for credit losses	176	728	(552)	(76)%
General and administrative expenses	119	86	33	38%
Administrative expenses reimbursed to affiliate	9	22	(13)	(59)%
	581	1,380	(799)	(58)%
Net loss	(323)	(1,057)	734
Less: Net loss attributable to the noncontrolling interest	(10)	(26)	16
Net loss attributable to LEAF 4 partners	$(313)	$(1,031)	$718
Net loss allocated to LEAF 4's limited partners	$(310)	$(1,021)	$711

The decrease in total revenues was primarily attributable to and offset by the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $2.6 million for the three months ended September 30, 2015 as compared to $13.9 million for the three months ended September 30, 2014, a decrease of $11.3 million or 81% due to the continued runoff of our equipment financing portfolio.

•	Losses on sales of equipment and lease dispositions increased $100,000 to a loss of $135,000 for the three months ended September 30, 2015 as compared to a loss of $35,000 for the three months ended September 30, 2014. Gains and losses on sales of equipment may vary significantly from period to period.

•	Gain on extinguishment of debt of $258,000 due to the purchase of the remaining 2011-1 term securitization notes outstanding.

The decrease in total expenses was primarily attributable to and offset by the following:

•	A decrease in interest expense due to a decline in our average secured debt outstanding. Average secured borrowings for the three months ended September 30, 2015 and 2014 were $1.4 million and $8.5 million, respectively. The interest expense reduction was driven by accelerated debt payments required by our lenders and the purchase of the remaining 2011-1 term securitization notes outstanding.

•	A decrease in the provision for credit losses due to the decrease of our equipment financing portfolio.

•	A decrease in administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

The net loss per limited partnership unit, after the net loss allocated to our General Partner, for the three months ended September 30, 2015 and 2014 was $0.25 and $0.81, respectively, based on the weighted average number of limited partnership units outstanding during the period of 1,237,081 and 1,259,537, respectively.

Index
Nine Months Ended September 30, 2015 as Compared to the Nine Months Ended September 30, 2014 (dollars in thousands):

			Increase (Decrease)
	2015	2014	$	%
Revenues:
Interest on equipment financings	$565	$1,236	$(671)	(54)%
Rental income	8	75	(67)	(89)%
(Losses) gains on sales of equipment and lease dispositions, net	(143)	138	(281)	(204)%
Gain on extinguishment of debt	258	–	258	100%
Other income	62	180	(118)	(66)%
	750	1,629	(879)	(54)%
Expenses:
Interest expense	1,119	2,811	(1,692)	(60)%
Depreciation of operating leases	3	26	(23)	(88)%
Provision for credit losses	655	2,798	(2,143)	(77)%
General and administrative expenses	374	566	(192)	(34)%
Administrative expenses reimbursed to affiliate	32	118	(86)	(73)%
	2,183	6,319	(4,136)	(65)%
Net loss	(1,433)	(4,690)	3,257
Less: Net loss attributable to the noncontrolling interest	(36)	(142)	106
Net loss attributable to LEAF 4 partners	$(1,397)	$(4,548)	$3,151
Net loss allocated to LEAF 4's limited partners	$(1,383)	$(4,503)	$3,119

The decrease in total revenues was primarily attributable to and offset by the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $5.4 million for the nine months ended September 30, 2015 as compared to $25.2 million for the nine months ended September 30, 2014, a decrease of $19.8 million or 79% due to the continued runoff of our equipment financing portfolio.

•	(Losses) gains on sales of equipment and lease dispositions decreased $281,000 to a loss of $143,000 for the nine months ended September 30, 2015 as compared to a gain of $138,000 for the nine months ended September 30, 2014. Gains and losses on sales of equipment may vary significantly from period to period.

•	Gain on extinguishment of debt of $258,000 due to the purchase of the remaining 2011-1 term securitization notes outstanding.

•	A decrease in other income primarily due to a reduction in late fee income. Late fee income decreased due to the decrease of our equipment financing portfolio.

The decrease in total expenses was primarily a result of the following:

•	A decrease in interest expense due to a decline in our average secured debt outstanding. Average secured borrowings for the nine months ended September 30, 2015 and 2014 were $3.4 million and $14.5 million, respectively. The interest expense reduction was driven by accelerated debt payments required by our lenders and the purchase of the remaining 2011-1 term securitization notes outstanding.

•	A decrease in depreciation of operating leases due to the maturity of our operating lease portfolio.

•	A decrease in the provision for credit losses due to the decrease of our equipment financing portfolio.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio.

The net loss per limited partnership unit, after the net loss allocated to our General Partner, for the nine months ended September 30, 2015 and 2014 was $1.12 and $3.58, respectively, based on a weighted average number of limited partnership units outstanding during the period of 1,240,068 and 1,259,537, respectively.

Index
Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements, in addition to normal operating expenses, have been for debt service and distributions to our partners.  We entered our liquidation period in October 2014, and accordingly, are prohibited from acquiring additional leases and loans under the Partnership Agreement.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(505)	$(4,314)
Net cash provided by investing activities	6,529	17,705
Net cash used in financing activities	(6,057)	(13,410)
Decrease in cash	$(33)	$(19)

Cash decreased by $33,000 due to net proceeds from leases and loans of $6.529 million, a reduction in restricted cash of $439,000, and an advance from affiliate of $660,000, offset by cash used in operating activities of $505,000, debt repayments of $6.529 million, and distributions to our partners of $627,000.

Partner’s distributions paid for the nine months ended September 30, 2015 and September 30, 2014 were $627,000 and $2.2 million, respectively, each period. Cumulative partner distributions paid from our inception to September 30, 2015 were approximately $33.5 million.  As the cash flows and liquidity of the Fund could no longer support regular monthly distributions, the May 2015 distribution, paid in June, was the final regular monthly distribution.  No further distributions to limited partners are expected in the future.  As the Fund entered its liquidation period in October 2014, the General Partner has been active in taking steps to wind up the Fund.  It is expected that the Fund will most likely terminate during 2016.  However, the termination of the Fund is dependent upon the repayment or sale of the remaining portfolio.

Our General Partner has waived all management fees since August 2010 and all future management fees.  Through September 30, 2015, the General Partner has waived management fees of approximately $7.9 million, of which approximately $65,000 related to the nine months ended September 30, 2015.

Index
Borrowings

2011-1 Term Securitization

In January 2011, LEAF Receivables Funding 6, LLC (“LRF6”), a subsidiary of LEAF Commercial Finance Fund, LLC (“LCFF”), issued six classes of asset-backed notes (the “2011-1 Term Securitization”), one with a stated maturity date of December 2018 and five with a stated maturity date of December 2023.

During the nine months ended September 30, 2015, the Fund sold pools totaling 52 leases, in two separate sales, with a net investment of approximately $4.14 million to a third party for proceeds totaling approximately $4.09 million and recognized a loss on the sale of approximately $50,000.  The proceeds from the sale were used to repay a portion of the Fund’s 2011-1 term securitization.  Neither the Fund nor its affiliates continue to service the leases sold.

In August 2015, LEAF 4 purchased, from a third party noteholder, the remaining outstanding 2011-1 term securitization notes that were issued by LRF6.  The outstanding notes of $1.366 million were purchased for $705,000, a discount of $661,000.  This resulted in a gain on extinguishment of debt of $258,000 after taking into account the write-off of the remaining unamortized deferred financing costs and original issue discount on debt totaling approximately $403,000.

The gain on extinguishment of debt for the nine months ended September 30, 2015 consists of the following (in thousands):

Principal due prior to purchase	$1,366
Purchase price	(705)
Gross gain	661
Write-off of unamortized deferred financing costs	(78)
Write-off of unamortized original issue discount on debt	(325)
Gain on extinguishment of debt	$258

The cash used to purchase the remaining notes outstanding primarily was advanced from the General Partner and will be repaid as the remaining portfolio is collected.  In October 2015, the trustee assigned its responsibilities as the initial trustee, custodian, and back-up servicer to an affiliate of the General Partner, who then waived its right to compensation for those services.  Consequently, the $150,000 of restricted cash as of September 30, 2015 was made unrestricted and was remitted to the General Partner as partial repayment of the advance used to purchase the remaining notes outstanding.

As a result of this transaction, LEAF 4 is now the only noteholder of the outstanding 2011-1 term securitization notes.  Consequently, to eliminate fees paid to third parties, LEAF Financial Corporation (“LEAF Financial”), an affiliate of the General Partner and a subsidiary of RAI, agreed to act as a successor trustee and assume the roles of trustee, paying agent, custodian, and back-up servicer.  LEAF Financial then immediately agreed to waive its rights to receive any compensation in its fulfillment of such roles.

Promissory Notes Payable

LCFF offered 8.25% secured recourse promissory notes (the “Notes”) to private investors in 2008.  The offering closed in February 2009 and raised approximately $9.4 million, of which about $9.3 million was outstanding as of September 30, 2015.  The Notes had a six-year term, required interest only payments until their maturity in February 2015, payable in March 2015, and are subordinated to LCFF’s secured debt.  The Notes are recourse to LCFF only and are collateralized only by LCFF’s unencumbered net assets.  As higher than expected lease and loan defaults resulting from the Great Recession reduced its liquidity, LCFF failed to make the January 2015 and all future periodic interest payments to date and did not pay the principal balance when due in March 2015.  As such, LCFF was notified of its default under the terms of the Notes and began accruing interest in January 2015 at a 10% default rate.  However, no remedies or legal action against LCFF have been executed at this time.  It is expected that there will be no available funds to repay the promissory noteholders as its leases and loans are collateral for outstanding debt.  As the promissory notes are non-recourse to LEAF 4, the impact of the default on the future cash flow of LEAF 4 is expected to be minimal.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

LEAF Commercial Finance Fund, LLC (“LCFF”), a subsidiary of LEAF Equipment Finance Fund 4, L.P. (“LEAF 4”), offered 8.25% secured recourse promissory notes (the “Notes”) to private investors in 2008.  The offering closed in February 2009 and raised approximately $9.4 million, of which about $9.3 million was outstanding as of September 30, 2015.  The Notes had a six-year term, required interest only payments until their maturity in February 2015, payable in March 2015, and are subordinated to LCFF’s secured debt.  The Notes are recourse to LCFF only and are collateralized only by LCFF’s unencumbered net assets.  As higher than expected lease and loan defaults resulting from the Great Recession reduced its liquidity, LCFF failed to make the January 2015 and all future periodic interest payments to date and did not pay the principal balance when due in March 2015.  As such, LCFF was notified of its default under the terms of the Notes and began accruing interest in January 2015 at a 10% default rate.  However, no remedies or legal action against LCFF have been executed at this time.  It is expected that there will be no available funds to repay the promissory noteholders as its leases and loans are collateral for outstanding debt.  As the promissory notes are non-recourse to LEAF 4, the impact of the default on the future cash flow of LEAF 4 is expected to be minimal.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2015 and 2014; (iii) the Consolidated Statement of Changes in Partners’ Deficit for the nine months ended September 30, 2015; (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014; and, (v) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
Delaware Limited Partnership
	By:	LEAF Asset Management, LLC, its General Partner

November 13, 2015	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

November 13, 2015	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer