Form 10-K
period 2015-12-31
LEAF Equipment Finance Fund 4, L.P.
filed 2016-03-30
CIK 1426850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Forward-looking statements contained in this Report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this Report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•	changes in our industry, interest rates, or the general economy;
•	increased rates of default and/or decreased recovery rates on our investment in leases and loans;
•	availability, terms and deployment of debt funding;
•	general volatility of the debt markets;
•	the timing of cash flows, if any, from our investments in leases and loans and payments for debt service; and
•	the degree and nature of our competition.

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

As used herein, the terms “we,” “us,” or “our” refer to LEAF Equipment Finance Fund 4, L.P. and subsidiaries (“LEAF 4” or the “Fund”).

PART I

ITEM 1 – BUSINESS

General

We are a Delaware limited partnership formed on January 25, 2008 by our general partner, LEAF Asset Management, LLC (the “General Partner”), which manages us. Our General Partner is a Delaware limited liability company and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service, and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Our offering period began on August 12, 2008. Through our offering termination date of October 30, 2009, we raised $125.7 million by selling 1.3 million of our limited partner units. We commenced operations in September 2008.

At inception, we were expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period, and a subsequent liquidation period of two years, during which time our leases and secured loans will either mature or be sold.  In the event that we are unable to sell our leases and loans during the liquidation period, we will return capital to our partners as those leases and loans mature.  All of our leases and loans mature by December 2032.  We entered our liquidation period in October 2014, and accordingly, are prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”).  Contractually, we will terminate on December 31, 2032, unless sooner dissolved or terminated as provided in the Partnership Agreement.  The General Partner has been active in taking steps to wind up the Fund.  It is anticipated that the full liquidation of the Fund will occur in 2016 as there are only approximately $1.5 million of assets and 35 active contracts remaining in the portfolio as of December 31, 2015.  That date may vary based on lease maturities and the sale of the remaining portfolio.

Prior to entering our liquidation period, we generally acquired a diversified portfolio of new, used, or reconditioned equipment that had been financed for third parties. We also acquired portfolios of existing leases and secured loans from other finance companies. Our financings were typically acquired from LEAF Financial Corporation (“LEAF Financial”), an affiliate of our General Partner and a subsidiary of RAI. In addition, we made secured loans to end users to finance their purchase of equipment. We attempted to structure our secured loans so that, in an economic sense, there was no difference to us between a secured loan and a full payout equipment lease. We also invested in equipment, leases, and secured loans through joint venture arrangements with our General Partner’s affiliated investment programs. We typically financed business-essential equipment, including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focused on the small to mid-size business market, which generally included businesses with:

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

Competition

The equipment leasing business is highly fragmented and competitive. We acquire equipment from our General Partner and its affiliates. Our General Partner and its affiliates compete with:

•	a large number of national, regional, and local banks, savings banks, leasing companies, and other financial institutions;
•	captive finance and leasing companies affiliated with major equipment manufacturers; and
•	other sources of equipment lease financing, including other publicly-offered partnerships.

Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we have. Competition with these entities may reduce the creditworthiness of potential lessees or borrowers to whom we have access or decrease our yields. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. A lower cost of funds could enable a competitor to offer leases or loans at rates which are less than ours, potentially forcing us to lower our rates or lose origination volume.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. The following table shows the number of equity security holders:

Title of Class	Number of Partners as of December 31, 2015
Limited Partners	2,775
General Partner	1

Total distributions paid to limited partners for the years ended December 31, 2015 and 2014 were $627,000 and $2.5 million, respectively.  As the cash flows and liquidity of the Fund could no longer support regular monthly distributions, the May 2015 distribution, paid in June 2015, was the final regular monthly distribution.  No further distributions to limited partners are expected in the future.  As the Fund entered its liquidation period in October 2014, the General Partner has been active in taking steps to wind up the Fund.  It is anticipated that the Fund will terminate during 2016 as there are only approximately $1.5 million of assets and 35 active contracts remaining in the portfolio as of December 31, 2015.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

Index
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2015.

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

Banks became reluctant to lend, and when they did it became more expensive to borrow.  This happened very quickly and severely.  In fact, shortly after our launch, we were able to obtain a new credit facility and we were hopeful that we would be able to continue to do so.  However, availability and terms got much worse, not better.  Interest rates increased, fees were imposed and/or increased, the lengths of extensions were shortened, and the amount that lenders would advance as a percentage of the leases being financed was significantly decreased.

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

The combination of higher interest rates, lower levels of available credit, increased fees, losses that are slightly higher than originally projected, and the inability to use excess cash flow to pay for some of these costs created a “perfect storm” that is making it difficult to execute the business plan. We have worked to minimize the effects of these conditions.  We sought new forms of capital, and were able to arrange debt for us at a time when lenders were not generally providing new facilities.  We were able to refinance all of our existing debt facilities by completing three term securitizations (two in 2010 and the third in January 2011) totaling approximately $360 million.  All of these term securitization have been repaid as of December 31, 2015.

We continued to acquire leases until we entered our maturity phase in October 2014, at which time we were prohibited, under the partnership agreement, from acquiring new leases.

To date, limited partners have received total distributions ranging from approximately 22% to 31% of their original amount invested, depending upon when the investment was made.  Future cash distributions are not expected.  The Fund entered its liquidation period in October 2014 and the General Partner has been actively working to wind up the partnership.  During 2015, the Fund sold a pool of leases with a net investment of approximately $4.14 million to a third party and has arranged for the repayment of its 2011-1 term securitization.  It is anticipated that the Fund will terminate during 2016 as there are only approximately $1.5 million of assets and 35 active contracts remaining in the portfolio as of December 31, 2015.  However, the termination of the Fund is dependent upon the repayment or sale of the remaining portfolio.

We continued to be impacted by market uncertainties during the year ended December 31, 2015 as further discussed in “Finance Receivables and Asset Quality” and in “Liquidity and Capital Resources.”

Index
Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	December 31,
	2015	2014
Investments in leases and loans, net	$1,459	$9,440

Active contracts:
Number of contracts	35	254
Number of individual end users (a)	35	247
Average original equipment cost	$134.4	$126.5
Average initial lease term (in months)	110	104
Average remaining lease term (in months)	30	27

States accounting for more than 10% of lease and loan portfolio:
California	29%	9%
Georgia	16%	5%
Ohio	12%	4%
Virginia	12%	3%
New York	‒ %	14%
Texas	‒ %	12%

Types of assets accounting for more than 10% of lease and loan portfolio:
Building systems	30%	7%
Restaurant equipment	25%	15%
Medical equipment	14%	54%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	42%	65%
Retail trade	27%	18%
Finance/insurance/real estate	12%	5%

(a)	As of December 31, 2015, four lessees each accounted for approximately 19%, 15%, 12%, and 11%, respectively, of the Fund’s portfolio. No other individual end user accounted for more than 10% of our portfolio.

Index
Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Years Ended December 31,
			Change
	2015	2014	$	%

Investments in leases and loans before allowance for credit losses	$1,539	$9,970	$(8,431)	(85)%
Less: allowance for credit losses	(80)	(530)	450	(85)%
Investments in leases and loans, net	$1,459	$9,440	$(7,981)	(85)%

Weighted average investments in direct financing leases and loans before allowance for credit losses	$4,616	$21,606	$(16,990)	(79)%
Non-performing assets	$59	$781	$(722)	(92)%
Charge-offs, net of recoveries	$1,330	$10,761	$(9,431)	(88)%

As a percentage of finance receivables:
Allowance for credit losses	5.20%	5.32%
Non-performing assets	3.83%	7.83%

As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	28.81%	49.81%

Our allowance for credit losses is our estimate of losses inherent in our finance receivables. The allowance is based on factors which include our historical loss experience on the equipment finance portfolios that we manage, an analysis of contractual delinquencies, current economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off.  Our policy is to charge-off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

We focus on financing equipment used by small-to-medium sized businesses.  Because the Fund is in the liquidation phase, the portfolio of outstanding leases and loans, allowance for credit losses, non-performing assets, and charge-offs net of recoveries all decreased from the prior year in both dollars and as a percentage of finance receivables.

Index
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

We have identified the following policies as critical to our business operations and the understanding of our results of operations:

Investments in Leases and Loans

Our investments in leases and loans consist of direct financing leases, operating leases, and loans.

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

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon our history with regard to the realization of residuals, available industry data, and the General Partner’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted.

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

Index
Results of Operations

Year Ended December 31, 2015 as Compared to the Year Ended December 31, 2014 (dollars in thousands):

			Increase (Decrease)
	2015	2014	$	%
Revenues:
Interest on equipment financings	$699	$1,539	$(840)	(55)%
Rental income	8	83	(75)	(90)%
Losses on sales of equipment and lease dispositions, net	(107)	(21)	(86)	410%
Gain on extinguishment of secured debt	258	–	258	100%
Gain on dissolution of subsidiary	10,416	‒	10,416	100%
Other income	81	206	(125)	(61)%
	11,355	1,807	9,548	528%
Expenses:
Interest expense	1,351	3,315	(1,964)	(59)%
Depreciation of operating leases	3	30	(27)	(90)%
Provision for credit losses	880	3,241	(2,361)	(73)%
General and administrative expenses	496	681	(185)	(27)%
Administrative expenses reimbursed to affiliate	32	137	(105)	(77)%
	2,762	7,404	(4,642)	(63)%
Net income (loss)	8,593	(5,597)	14,190
Less: Net (loss) attributable to the noncontrolling interest	(46)	(159)	113
Net income (loss) attributable to LEAF 4 partners	$8,639	$(5,438)	$14,077
Net income (loss) allocated to LEAF 4’s limited partners	$8,553	$(5,384)	$13,937

The change in total revenues was attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $4.6 million for the year ended December 31, 2015 as compared to $21.6 million for the year ended December 31, 2014, a decrease of $17.0 million or 79%, due to the continued runoff of our portfolio of leases and loans.

•	Gains (losses) on sales of equipment and lease dispositions increased $86,000 to a loss of $107,000 for the year ended December 31, 2015 as compared to a loss of $21,000 for the year ended December 31, 2014. Gains and losses on sales of equipment may vary significantly from period to period.

•	Gain on extinguishment of secured debt of $258,000 due to the payoff of our secured debt to third parties and the write-off of the related unamortized costs.

•	Gain on dissolution of subsidiary of $10.4 million due to the dissolution of a consolidated subsidiary.

•	A decrease in other income primarily due to a reduction in late fee income. Late fee income decreased due to the reduction in the size of our portfolio of leases and loans.

The decrease in total expenses was primarily a result of the following:

•	A decrease in interest expense due to a decline in our average secured debt outstanding. Average secured borrowings for the years ended December 31, 2015 and 2014 were $2.5 million and $12.7, respectively, at an effective interest rate of 15.3% and 18.6%, respectively. The interest expense reduction was driven by accelerated debt payments required by our lenders and the purchase of the remaining 2011-1 term securitization notes outstanding.

•	A decrease in depreciation of operating leases due to the maturity of our operating lease portfolio.

•	A decrease in the provision for credit losses due to the maturity of our equipment financing portfolio.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliate due to the reduction in the size of our portfolio.

The net income (loss) per limited partnership unit, after the net income (loss) allocated to our General Partner, for the years ended December 31, 2015 and 2014 was $6.90 and ($4.27), respectively, based on the weighted average number of limited partnership units outstanding of 1,239,313 and 1,259,493, respectively.

Index
Liquidity and Capital Resources

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements, in addition to normal operating expenses, have been for debt service and distributions to our partners. We entered our liquidation period on October 2014, and accordingly, are prohibited from acquiring additional leases and loans under the Partnership Agreement.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2015	2014
Net cash used in operating activities	$(418)	$(4,412)
Net cash provided by investing activities	6,927	19,394
Net cash used in financing activities	(6,567)	(15,112)
Decrease in cash	$(58)	$(130)

Cash decreased by $58,000 due to net proceeds from leases and loans of $6.927 million and a reduction in restricted cash of $589,000, offset by cash used in operating activities of $418,000, debt repayments of $6.529 million, and distributions to our partners of $627,000.

Partner’s distributions paid for the years ended December 31, 2015 and 2014 were $627,000 and $2.5 million, respectively.  Cumulative partner distributions paid from our inception to December 31, 2015 were approximately $33.5 million.  As the cash flows and liquidity of the Fund could no longer support regular monthly distributions, the May 2015 distribution, paid in June 2015, was the final regular monthly distribution.  No further distributions to limited partners are expected in the future.  As the Fund entered its liquidation period in October 2014, the General Partner has been active in taking steps to wind up the Fund.  It is anticipated that the Fund will terminate during 2016 as there are only approximately $1.5 million of assets and 35 active contracts remaining in the portfolio as of December 31, 2015.  However, the termination of the Fund is dependent upon the repayment or sale of the remaining portfolio.

Our General Partner has waived all management fees since August 2010 and all future management fees.  Through December 31, 2015, the General Partner has waived management fees of approximately $7.9 million, of which approximately $78,000 related to the year ended December 31, 2015.  Accordingly, we did not record any management fee expense for the years ended December 31, 2015 or 2014.  The cash savings on management fees and distributions is expected to be used to pay down our liabilities.

Our liquidity has been and may continue to be adversely affected by higher than expected equipment lease defaults, which have resulted in a loss of anticipated revenues.  These losses have affected our ability to make distributions to our partners.  In evaluating our allowance for losses on uncollectible leases, we have considered our contractual delinquencies, economic conditions and trends, lease portfolio characteristics, and our General Partner’s experience with similar leased assets.

Index
Borrowings

2011-1 Term Securitization

In January 2011, LEAF Receivables Funding 6, LLC (“LRF6”), a subsidiary of LEAF Commercial Finance Fund, LLC (“LCFF”), issued six classes of asset-backed notes (the “2011-1 Term Securitization”), one with a stated maturity date of December 2018 and five with a stated maturity date of December 2023.

During the year ended December 31, 2015, the Fund sold pools totaling 52 leases, in two separate sales, with a net investment of approximately $4.14 million to a third party for proceeds totaling approximately $4.09 million and recognized a loss on the sale of approximately $50,000.  The proceeds from the sale were used to repay a portion of the Fund’s 2011-1 term securitization.  Neither the Fund nor its affiliates continue to service the leases sold or have any ongoing involvement, obligations, or interest in the transferred leases.

In August 2015, LEAF 4 purchased, from a third party noteholder, the remaining outstanding 2011-1 term securitization notes that were issued by LRF6.  The outstanding notes at that time of $1.366 million were purchased for $705,000, a discount of $661,000.  This resulted in a gain on extinguishment of debt of $258,000 after taking into account the write-off of the remaining unamortized deferred financing costs and original issue discount on debt totaling approximately $403,000.  As a result of this transaction, LEAF 4 was the only noteholder of the then outstanding 2011-1 term securitization notes.  As of December 31, 2015, LCFF sold, assigned, and transferred its membership interests in LRF6 (including assets of approximately $40,000) to LEAF 4.

The gain on extinguishment of secured debt for the year ended December 31, 2015 consists of the following (in thousands):

Principal due prior to purchase	$1,366
Purchase price	(705)
Gross gain	661
Write-off of unamortized deferred financing costs	(78)
Write-off of unamortized original issue discount on debt	(325)
Gain on extinguishment of secured debt	$258

The cash used to purchase the remaining notes outstanding primarily was advanced from LEAF Financial Corporation (“LEAF Financial”), an affiliate of the General Partner and a subsidiary of RAI, and will be repaid as the remaining portfolio is collected.  In order to eliminate fees paid to third parties, in October 2015, LEAF Financial agreed to assume the roles of successor trustee, paying agent, custodian, and back-up servicer and then immediately agreed to waive its rights to receive any compensation in its fulfillment of such roles.  Consequently, the $150,000 of previously-restricted cash was made unrestricted and was remitted to LEAF Financial as partial repayment of the advance used to purchase the remaining notes outstanding.

Promissory Notes Payable

LCFF offered 8.25% secured recourse promissory notes (the “Notes”) to private investors in 2008.  The offering closed in February 2009 and raised approximately $9.4 million, of which approximately $9.3 million was outstanding as of December 31, 2014.  The Notes had a six-year term, required interest-only payments until their maturity in February 2015, payable in March 2015, and were subordinated to LCFF’s secured debt.  The Notes were recourse to LCFF only (non-recourse to LEAF 4) and were collateralized only by LCFF’s unencumbered net assets.  As higher than expected lease and loan defaults reduced its liquidity, LCFF failed to make the January 2015 and all future periodic interest payments and did not pay the principal balance when due in March 2015.  As such, LCFF was notified of its default under the terms of the Notes and began accruing interest in January 2015 at a 10% default rate.  However, no remedies or legal action against LCFF has been executed through the date of this filing.

Gain on Dissolution of Subsidiary

As of December 31, 2015, after LCFF had transferred its membership interests in LRF6 to LEAF 4, LCFF had no assets remaining to repay the investors in its promissory notes or to satisfy its other obligations.  This resulted in the dissolution of LCFF, the write-off of its outstanding obligations, and a gain on dissolution of subsidiary of approximately $10.4 million recognized by LEAF 4.

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

Index
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
LEAF Equipment Finance Fund 4, L.P.

We have audited the accompanying consolidated balance sheets of LEAF Equipment Finance Fund 4, L.P. (a Delaware limited partnership) and subsidiaries (the “Fund”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LEAF Equipment Finance Fund 4, L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, it is anticipated that the full liquidation of the Fund will occur in 2016. That date may vary based on lease maturities and the sale of the remaining portfolio.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 29, 2016

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2015	2014
ASSETS
Cash	$41	$99
Restricted cash	–	589
Investments in leases and loans, net	1,459	9,440
Deferred financing costs, net	–	143
Other assets	2	27
Total assets	$1,502	$10,298

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Secured debt	$–	$6,725
Promissory notes payable	–	9,295
Accounts payable, accrued expenses, and other liabilities	460	753
Due to affiliates	2,173	2,622
Total liabilities	2,633	19,395

Commitments and contingencies (Note 9)

Partners’ Deficit:
General partner	(1,112)	(1,189)
Limited partners	(180)	(7,836)
Total partners' deficit	(1,292)	(9,025)
Noncontrolling interest	161	(72)
Total deficit	(1,131)	(9,097)
Total liabilities and deficit	$1,502	$10,298

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)

	Years Ended December 31,
	2015	2014
Revenues:
Interest on equipment financings	$699	$1,539
Rental income	8	83
Losses on sales of equipment and lease dispositions, net	(107)	(21)
Gain on extinguishment of secured debt	258	–
Gain on dissolution of subsidiary	10,416	‒
Other income	81	206
	11,355	1,807
Expenses:
Interest expense	1,351	3,315
Depreciation of operating leases	3	30
Provision for credit losses	880	3,241
General and administrative expenses	496	681
Administrative expenses reimbursed to affiliate	32	137
	2,762	7,404
Net income (loss)	8,593	(5,597)
Less: Net (loss) attributable to the noncontrolling interest	(46)	(159)
Net income (loss) attributable to LEAF 4 partners	$8,639	$(5,438)
Net income (loss) allocated to LEAF 4's limited partners	$8,553	$(5,384)

Weighted average number of limited partnership units outstanding during the period	1,239,313	1,259,493
Net income (loss) per limited partnership unit	$6.90	$(4.27)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ Deficit
(In thousands, except unit data)

	General Partner Amount	Limited Partners		Total Partners’ Deficit	Non- Controlling Interest	Total Deficit
		Units	Amount
Balance, at January 1, 2014	$(1,110)	1,259,537	$67	$(1,043)	$87	$(956)
Cancellation of limited partnership units	–	(15,776)	–	–	-	–
Cash distributions paid	(25)	-	(2,519)	(2,544)	-	(2,544)
Net income (loss)	(54)	-	(5,384)	(5,438)	(159)	(5,597)
Balance, at December 31, 2014	(1,189)	1,243,761	(7,836)	(9,025)	(72)	(9,097)
Cancellation of limited partnership units	–	(7,380)	–	–	-	–
Cash distributions paid	(6)	-	(621)	(627)	-	(627)
Elimination of noncontrolling interest upon dissolution of subsidiary	(3)	-	(276)	(279)	279	–
Net income (loss)	86	-	8,553	8,639	(46)	8,593
Balance, December 31, 2015	$(1,112)	1,236,381	$(180)	$(1,292)	$161	$(1,131)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$8,593	$(5,597)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of operating leases	3	30
Amortization of deferred financing costs and other non-cash interest	130	850
Amortization of original issue discount on debt	139	981
Provision for credit losses	880	3,241
Losses on sales of equipment and lease dispositions, net	107	21
Gain on extinguishment of secured debt	(258)	–
Gain on dissolution of subsidiary	(10,416)	‒
Changes in operating assets and liabilities:
Other assets	25	23
Accounts payable, accrued expenses, and other liabilities	828	(299)
Due to affiliates	(449)	(3,662)
Net cash used in operating activities	(418)	(4,412)

Cash flows from investing activities:
Proceeds from leases and loans	7,213	19,743
Security deposits returned	(286)	(349)
Net cash provided by investing activities	6,927	19,394

Cash flows from financing activities:
Decrease in restricted cash	589	7,558
Repayment of debt	(6,529)	(20,126)
Cash distributions to partners	(627)	(2,544)
Net cash used in financing activities	(6,567)	(15,112)

Decrease in cash	(58)	(130)
Cash, beginning of period	99	229
Cash, end of period	$41	$99

Supplemental disclosure of cash flow information:
Cash paid for interest	$165	$1,514

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

LEAF Equipment Finance Fund 4, L.P. (“LEAF 4” or the “Fund”), is a Delaware limited partnership formed on January 25, 2008 by its general partner, LEAF Asset Management, LLC (the “General Partner”), which manages the Fund. The General Partner is a Delaware limited liability company and a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service, and manage investment opportunities through its commercial finance, real estate, and financial fund management segments. Through its offering termination date of October 30, 2009, the Fund raised $125.7 million by selling 1.3 million of its limited partnership units. It commenced operations in September 2008.

At inception, the Fund was expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period, and a subsequent liquidation period of two years, during which time the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the liquidation period, the Fund will return capital to its partners as those leases and loans mature. All of the Fund’s leases and loans mature by December 2032. The Fund entered its liquidation period in October 2014, and accordingly, is prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”).  Contractually, the Fund terminates on December 31, 2032, unless sooner dissolved or terminated as provided in the Partnership Agreement.  The General Partner has been active in taking steps to wind up the Fund.  It is anticipated that the full liquidation of the Fund will occur in 2016 as there are only approximately $1.5 million of assets and 35 active contracts remaining in the portfolio as of December 31, 2015.  That date may vary based on lease maturities and the sale of the remaining portfolio.

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

The Fund reflects the participation of an affiliate of the General Partner in the net assets and in the income or losses of LEAF Funds JV1 and LEAF Funds JV2 as noncontrolling interest in the consolidated balance sheets and statements of operations.  Noncontrolling interest adjusts the Fund’s consolidated operating results to reflect only the Fund’s share of the earnings or losses of LEAF Funds JV1 and LEAF Funds JV2.

Dissolution of Subsidiary

As of December 31, 2015, LCFF sold, assigned, and transferred its membership interests in LRF6 (including assets of approximately $40,000) to LEAF 4.  After the transfer occurred, LCFF had no assets remaining to repay the investors in its promissory notes or to satisfy its other obligations.  This resulted in the dissolution of LCFF, the write-off of its outstanding obligations, and a gain on dissolution of subsidiary of approximately $10.4 million recognized by LEAF 4.

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

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2015

Concentration of Credit Risk

The following concentrations of credit risk (greater than 10%) existed as of December 31, 2015:  29%, 16%, 12%, and 12% of the Fund’s leases and loans were in California, Georgia, Ohio, and Virginia, respectively.  Also, 30%, 25%, and 14% of the Fund’s leases and loans were comprised of building systems, restaurant equipment, and medical equipment, respectively.  In addition, 42%, 27%, and 12% of the Fund’s leases and loans were related to services, retail trade, and finance/insurance/real estate, respectively.  Furthermore, four lessees each accounted for 19%, 15%, 12%, and 11% of the Fund’s lease and loan portfolio.  No other states, types of assets, types of businesses, or individual end users accounted for more than 10% of the Fund’s portfolio of leases and loans.

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

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the Fund’s history with regard to the realization of residuals, available industry data and the Fund’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of the investment in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted.

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

Loans. The investment in term loans consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted loan payments over the cost of the related equipment. For all other loans, interest income is recorded at the stated rate on the accrual basis as much as such amounts are expected to be collected.

Allowance for Credit Losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries, among others. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. The Fund’s policy is to charge off to the allowance those financings which are in default where management has determined the probability of collection to be remote. After an account becomes 180 or more days past due, any remaining balance is charged off. Generally, past due accounts are referred to our internal recovery group consisting of credit specialists and collectors. The group uses several resources in an attempt to maximize recoveries on past due accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties.

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
December 31, 2015

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

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

Lease Accounting.  In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).”  This ASU attempts to increase transparency and comparability among organizations by disclosing key information about leasing arrangements and by requiring lessees to recognize lease assets and lease liabilities on the balance sheet for all leases.  In order to meet that objective, this ASU amends the Financial Accounting Standards Codification and creates Topic 842 to supersede Topic 840, Leases.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, although early adoption is permitted.  The Company is currently in the process of evaluating the methods and timing of adoption and the impact of adoption on its consolidated financial statements.

Transfers of Financial Assets

In connection with establishing its debt facilities with its banks, the Fund has formed bankruptcy remote special-purpose entities (“SPEs”) through which the financings are arranged.  The Fund’s asset transfers to these special purpose entities do not qualify for sales accounting treatment due to certain call provisions that the Fund maintains.  Accordingly, assets and related debt of the SPEs are included in the Fund’s consolidated balance sheets.  The Fund’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund.  Collateral in excess of these borrowings represents the Fund’s maximum loss exposure.

During the year ended December 31, 2015, the Fund sold pools totaling 52 leases, in two separate sales, with a net investment of approximately $4.14 million to a third party for proceeds totaling approximately $4.09 million and recognized a loss on the sale of approximately $50,000.  The proceeds from the sale were used to repay a portion of the Fund’s 2011-1 term securitization.  Neither the Fund nor its affiliates continue to service the leases sold or have any ongoing involvement, obligations, or interest in the transferred leases.

Allocation of Partnership Income (Loss), Cash Distributions, and Net Income (Loss) Per Limited Partnership Unit

The Fund allocates net income (loss) and cash distributions as follows:  99% to the limited partners and 1% to the general partner.

Net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to limited partners by the weighted average number of limited partnership units outstanding during the period.  The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2015

NOTE 3 – INVESTMENT IN LEASES AND LOANS, NET

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2015	2014
Direct financing leases (1)	$360	$954
Loans (2)	1,179	9,013
Operating leases	–	3
	1,539	9,970
Allowance for credit losses	(80)	(530)
	$1,459	$9,440

(1)	The Fund’s direct financing leases are for initial lease terms generally ranging from 36 to 192 months.
(2)	The interest rates on loans generally range from 3% to 12%.

The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2015		2014
	Leases	Loans	Leases	Loans
Total future minimum contractual payments	$400	$1,377	$897	$10,059
Unearned income	(54)	(108)	(85)	(932)
Residuals, net of unearned residual income (1)	15	-	175	-
Security deposits	(1)	(90)	(33)	(114)
	$360	$1,179	$954	$9,013

(1)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands) (zero at December 31, 2015):

December 31, 2014
Equipment on operating leases	$108
Accumulated depreciation	(105)
$3

At December 31, 2015, the future payments scheduled to be received on non-cancellable investments in leases and loans for each of the five succeeding annual periods ending December 31, and thereafter, are as follows (in thousands):

	Direct Financing Leases	Loans	Total
2016	$145	$761	$906
2017	114	331	445
2018	112	115	227
2019	24	64	88
2020	5	28	33
Thereafter	–	78	78
	$400	$1,377	$1,777

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2015

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from its investments in leases and loans, presented gross of an allowance for credit losses of $80,000 and $530,000 as of December 31, 2015 and 2014, respectively (dollars in thousands):

	December 31,
	2015		2014
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$1,208	78.5%	$8,264	82.9%
Delinquent:
31 to 90 days past due	272	17.7%	925	9.3%
Greater than 90 days past due	59	3.8%	781	7.8%
	$1,539	100.0%	$9,970	100.0%

The credit quality of the Fund’s receivables from its investment in leases and loans as of December 31, 2015 and 2014 is as follows (in thousands):

	December 31,
	2015	2014
Performing	$1,480	$9,189
Nonperforming (non-accrual status)	59	781
	$1,539	$9,970

The Fund’s investments in leases and loans as of December 31, 2015 and 2014 was collectively evaluated for impairment.  The following table summarizes the activity in the allowance for credit losses (in thousands):

	Years Ended December 31,
	2015	2014
Allowance for credit losses, beginning of year	$530	$8,050
Provision for credit losses	880	3,241
Charge-offs	(2,024)	(11,317)
Recoveries	694	556
Allowance for credit losses, end of year	$80	$530

Allowance for credit losses:
Ending balance, collectively evaluated for impairment	$80	$530

Investments in leases and loans:
Ending balance, collectively evaluated for impairment	$1,539	$9,970

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2015

NOTE 5 – SECURED DEBT

2011-1 Term Securitization

In January 2011, LEAF Receivables Funding 6, LLC (“LRF6”), a subsidiary of LEAF Commercial Finance Fund, LLC (“LCFF”), issued six classes of asset-backed notes (the “2011-1 Term Securitization”), one with a stated maturity date of December 2018 and five with a stated maturity date of December 2023.

During the year ended December 31, 2015, the Fund sold pools totaling 52 leases, in two separate sales, with a net investment of approximately $4.14 million to a third party for proceeds totaling approximately $4.09 million and recognized a loss on the sale of approximately $50,000.  The proceeds from the sale were used to repay a portion of the Fund’s 2011-1 term securitization.  Neither the Fund nor its affiliates continue to service the leases sold or have any ongoing involvement, obligations, or interest in the transferred leases.

In August 2015, LEAF 4 purchased, from a third party noteholder, the remaining outstanding 2011-1 term securitization notes that were issued by LRF6.  The outstanding notes at that time of $1.366 million were purchased for $705,000, a discount of $661,000.  This resulted in a gain on extinguishment of debt of $258,000 after taking into account the write-off of the remaining unamortized deferred financing costs and original issue discount on debt totaling approximately $403,000.  As a result of this transaction, LEAF 4 was the only noteholder of the then outstanding 2011-1 term securitization notes.  As of December 31, 2015, LCFF sold, assigned, and transferred its membership interests in LRF6 (including assets of approximately $40,000) to LEAF 4.

The gain on extinguishment of secured debt for the year ended December 31, 2015 consists of the following (in thousands):

Principal due prior to purchase	$1,366
Purchase price	(705)
Gross gain	661
Write-off of unamortized deferred financing costs	(78)
Write-off of unamortized original issue discount on debt	(325)
Gain on extinguishment of secured debt	$258

The cash used to purchase the remaining notes outstanding primarily was advanced from LEAF Financial Corporation (“LEAF Financial”), an affiliate of the General Partner and a subsidiary of RAI, and will be repaid as the remaining portfolio is collected.  In order to eliminate fees paid to third parties, in October 2015, LEAF Financial agreed to assume the roles of successor trustee, paying agent, custodian, and back-up servicer and then immediately agreed to waive its rights to receive any compensation in its fulfillment of such roles.  Consequently, the $150,000 of previously-restricted cash was made unrestricted and was remitted to LEAF Financial as partial repayment of the advance used to purchase the remaining notes outstanding.

NOTE 6 – PROMISSORY NOTES PAYABLE

LCFF offered 8.25% secured recourse promissory notes (the “Notes”) to private investors in 2008.  The offering closed in February 2009 and raised approximately $9.4 million, of which approximately $9.3 million was outstanding as of December 31, 2014.  The Notes had a six-year term, required interest-only payments until their maturity in February 2015, payable in March 2015, and were subordinated to LCFF’s secured debt.  The Notes were recourse to LCFF only (non-recourse to LEAF 4) and were collateralized only by LCFF’s unencumbered net assets.  As higher than expected lease and loan defaults reduced its liquidity, LCFF failed to make the January 2015 and all future periodic interest payments and did not pay the principal balance when due in March 2015.  As such, LCFF was notified of its default under the terms of the Notes and began accruing interest in January 2015 at a 10% default rate.  However, no remedies or legal action against LCFF has been executed through the date of this filing.

Gain on Dissolution of Subsidiary

As of December 31, 2015, after LCFF had transferred its membership interests in LRF6 to LEAF 4, LCFF had no assets remaining to repay the investors in its promissory notes or to satisfy its other obligations.  This resulted in the dissolution of LCFF, the write-off of its outstanding obligations, and a gain on dissolution of subsidiary of approximately $10.4 million recognized by LEAF 4.

Index
LEAF EQUIPMENT FINANCE FUND 4, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2015

NOTE 7 – FAIR VALUE MEASUREMENT

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). U.S. GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The level within the fair value hierarchy is determined based on the lowest level input that is significant to the measurement in its entirety.

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

There were no assets or liabilities measured at fair value at December 31, 2015 or 2014.  The fair value of financial instruments not measured at fair value for which it is practicable to estimate that value is as follows:  for cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

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

	Years Ended December 31,
	2015	2014
Administrative expenses	$32	$137

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund, which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived management fees since August 2010 and all future management fees.  The General Partner has waived management fees of approximately $77,000 and $438,000 for the years ended December 31, 2015 and 2014, respectively, and approximately $7.9 million have been waived on a cumulative basis.

Due to Affiliates. Due to affiliates includes amounts owed to the General Partner and its affiliates for various items such as management fees, expense reimbursements, and the acquisition and management of equipment portfolios.  These amounts were advanced with the expectation of repayment.

Distributions. The General Partner owns a 1% general partner interest and 0.87% limited partner interest in the Fund.  The General Partner was paid cash distributions of $6,000 and $5,000 for its general partnership and limited partnership interests, respectively, for the year ended December 31, 2015 and $25,000 and $22,000 for its general partnership and limited partnership interests, respectively, for the year ended December 31, 2014.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

The Fund has evaluated its December 31, 2015 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the 2013 version of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information with respect to the directors and executive officers of our General Partner:

Name	Age	Position
Crit S. DeMent	63	Chief Executive Officer
Robert K. Moskovitz	59	Chief Financial Officer
Jonathan Z. Cohen	45	Director
Jeffrey F. Brotman	52	Director

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

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by Resource America, Inc. that applies to the principal executive officer, principal financial officer, and principal accounting officer of our General Partner, as well as to persons performing services for us. You may obtain a copy of this code of ethics by a request to our General Partner at LEAF Asset Management, LLC, One Commerce Square, 2005 Market Street, 14th Floor, Philadelphia Pennsylvania 19103.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partner, and holders greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year.  Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2015.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had approximately 2,775 limited partners as of December 31, 2015.

(b)	In 2008, our General Partner contributed $1,000 to our capital as our General Partner and received its general partnership interest in us. As of December 31, 2015, our General Partner owned 10,753, or 0.87%, of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

(d)	Our General Partner’s name and address is LEAF Asset Management, LLC, 110 South Poplar Street, Suite 101, Wilmington, Delaware, 19801.

Index
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We rely on our General Partner and its affiliates to manage our operations and pay the General Partner or its affiliates’ fees to manage us in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2015	2014
Administrative expenses	$32	$137

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund, which do not exceed the General Partner’s actual cost of those services.

Management Fees. The General Partner has waived management fees since August 2010 and all future management fees.  The General Partner has waived management fees of approximately $77,000 and $438,000 for the years ended December 31, 2015 and 2014, respectively, and approximately $7.9 million have been waived on a cumulative basis.

Due to Affiliates. Due to affiliates includes amounts owed to the General Partner and its affiliates for various items such as management fees, expense reimbursements, and the acquisition and management of equipment portfolios.  These amounts were advanced with the expectation of repayment.

Distributions. The General Partner owns a 1% general partner interest and 0.87% limited partner interest in the Fund.  The General Partner was paid cash distributions of $6,000 and $5,000 for its general partnership and limited partnership interests, respectively, for the year ended December 31, 2015 and $25,000 and $22,000 for its general partnership and limited partnership interests, respectively, for the year ended December 31, 2014.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, Grant Thornton, LLP related to quarterly reviews and the year-end audit was approximately $191,000 and $166,000 for the years ended December 31, 2015 and 2014, respectively.

Audit-Related Fees. We did not incur fees in 2015 and 2014 for other services not included above.

Tax Fees. We did not incur fees in 2015 and 2014 for other services not included above.

All Other Fees. Our independent registered public accounting firm, Grant Thornton, LLP, billed us for professional services rendered related to sales tax filings of approximately $8,000 and $16,000 for the years ended December 31, 2015 and 2014.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014; (iii) the Consolidated Statements of Changes in Partners’ Deficit for the years ended December 31, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014; and, (v) the Notes to Consolidated Financial Statements.

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

LEAF EQUIPMENT FINANCE FUND 4, L.P.
A Delaware Limited Partnership

	By:	LEAF Asset Management, LLC, the General Partner

March 29, 2016	By:	/s/ CRIT S. DEMENT
Crit S. Dement
Chief Executive Officer

March 29, 2016	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ CRIT S. DEMENT	Chief Executive Officer of the General Partner	March 29, 2016
Crit S. Dement	(Principal Executive Officer)

/s/ ROBERT K. MOSKOVITZ	Chief Financial Officer of the General Partner	March 29, 2016
Robert K. Moskovitz	(Principal Accounting and Financial Officer)

/s/ JONATHAN Z. COHEN	Director of the General Partner	March 29, 2016
Jonathan Z. Cohen

/s/ JEFFREY F. BROTMAN	Director of the General Partner	March 29, 2016
Jeffrey F. Brotman